Form 10-K
period 1997-12-31
U S TIMBERLANDS KLAMATH FALLS LLC; U S TIMBERLANDS FINANCE CORP
filed 1998-03-31
CIK 1047739, 1045466

-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997    Commission file nos.:  1-13573-01
                                                                      1-13573

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                         U.S. TIMBERLANDS FINANCE CORP.
         (Exact names of co-registrants as specified in their charters)


         DELAWARE                                                 93-1217136
         DELAWARE                                                 91-1851612
(State or other jurisdiction                                  (I.R.S. Employer
 of incorporation or organization)                          Identification Nos.)

1301 Fifth Avenue, Suite 3725, Seattle, Washington                 98101-2636
(Address of principal executive offices)                            (Zip code)

       Co-Registrants' telephone number, including area code: 206-652-5000
                               ------------------

          Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class:               Name of Each Exchange on Which Registered:
 9 5/8% Senior Notes                        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during then preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

         Yes   X           No
             -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

         The   co-registrants   have  not  issued  any  common  equity  held  by
non-affiliates of the co-registrants.

         Documents incorporated by reference: None

-------------------------------------------------------------------------------

                        U.S. TIMBERLANDS COMPANY, L.P.

                               TABLE OF CONTENTS




                                                                                               Page
                                                                                                No.
                                                                                               ----
PART I
Item 1.   Business............................................................................   1
Item 2.   Properties..........................................................................  17
Item 3.   Legal Proceedings...................................................................  18
Item 4.   Submission of Matters to a Vote of Security Holders.................................  18

PART II
Item 5.   Market for Registrant's Common Equity  and Related Security Holder Matters..........  18
Item 6.   Selected Financial Data.............................................................  19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..........................................................................  20
Item 8.   Financial Statements................................................................  27
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..........................................................................  27

PART III
Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Registrant......  28
Item 11.  Executive Compensation..............................................................  30
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................  36
Item 13.  Certain Relationships and Related Transactions......................................  36

PART IV
Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.............................  37


                                     PART I

Item 1.    Business

General

         The business of U.S. Timberlands Klamath Falls, L.L.C., a Delaware limited liability company formed in 1996 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 633,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 1998 to be approximately 2.1 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately five million conifer seedlings annually from its nursery, approximately half of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of U.S. Timberlands Company, L.P. (the "Master Partnership") and the predecessors of the Company and the Master Partnership.

         The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 44%) and Douglas fir (approximately 13%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 180,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from two to 36 years old. Initial thinning of the Plantation stands is expected to begin within the next five years. Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. The balance of the Timberlands are composed of natural stands. For a more complete description of the Company's properties, see "Properties."

           In August 1996, the Company and U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In July 1997, the Company (which is now the Master Partnership's subsidiary operating company) acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). Over 45% of the merchantable timber on the Ochoco Timberlands is at least 80 years old. The Company believes that the age classes and species mix of the Ochoco Timberlands fit well with the Klamath Falls Timberlands and provide the Company flexibility in developing its harvest plans. In October 1997, the Company sold approximately 13,000 acres from the Klamath Falls Timberlands.

         During the period from January 1, 1994 through the acquisition of the Klamath Falls Timberlands by the Company, approximately 58% of the logs harvested from the Klamath Falls Timberlands were delivered to a plywood mill owned by Weyerhaeuser at Klamath Falls, Oregon. In recent years, substantially all of the timber harvested from the Ochoco Timberlands was delivered to Ochoco's mills. The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently all of the Company's sales are made to unaffiliated third parties. Concurrent with the Company's acquisition of the Klamath Falls Timberlands, the Company arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. The Company has entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year (approximately 20-25% of the Company's estimated annual harvest in the next three years) at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In addition to its sales under the Collins Supply Agreement, the Company sells logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 50 primary conversion facilities located within a 150 mile radius of the Company's base of operations in Klamath Falls, Oregon.

Formation of the Company

         On November 19, 1997, the Master Partnership acquired substantially all of the equity interests in the Company and the business and assets of Old Services (the "Acquisition") and completed its initial public offering (the "MLP Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the Acquisition, Old Services contributed all of its assets, including its timber operations, to U.S. Timberlands Services Company, L.L.C., a newly formed Delaware limited liability company and the Company's manager (the "Manager" or "New Services"), in exchange for interests therein. Immediately thereafter, the Company assumed certain indebtedness (the "Holdings Debt") of U.S. Timberlands Holdings, L.L.C., an affiliate of the Company ("Holdings"), and the Manager contributed its timber operations to the Company in exchange for a member interest in the Company. Then the Manager contributed all but a 1% member interest in the Company to the Master
Partnership in exchange for a general partner interest in the Master Partnership, the right to receive Incentive Distributions (as defined in the Glossary of Certain Terms) and 1,387,963 subordinated units representing limited partner interests in the Master Partnership ("Subordinated Units"), and Holdings contributed all of its interest in the Company to the Master Partnership in exchange for 2,894,157 Subordinated Units. The Manager then distributed the Subordinated Units to Old Services. Approximately 143,398 Subordinated Units were used by Old Services to redeem interests in Old Services held by certain founding directors of the Manager (the "Founding Directors"). As a result of such transactions, the Company became the operating company and the Manager owns an aggregate 2% interest in the Master Partnership and the Company on a combined basis, and the right to receive Incentive Distributions; Old Services owns 1,244,565 Subordinated Units; Holdings owns 2,894,157 Subordinated Units; and the Founding Directors own an aggregate of 143,398 Subordinated Units. The 4,282,120 Subordinated Units owned by Old Services, Holdings and the Founding Directors represent an aggregate 32.6% interest in the Master Partnership. The Common Units and the Subordinated Units are referred to herein collectively as "Units" and the holders of Units are referred to herein as "Unitholders."

         Concurrent with the closing of the Master Partnership's MLP Offering, the Company and its wholly-owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of unsecured senior notes (the "Notes") and obtained a $25.0 million revolving credit facility to be used for working capital purposes (the "Working Capital Facility") and a $75.0 million revolving credit facility to be used for acquisitions and capital improvements (the "Acquisition Facility" and, together with the Working Capital Facility, the "Bank Credit Facility"). As of March 15, 1998, no amounts were outstanding under the Bank Credit Facility.

        Finance Corp., a Delaware corporation, was formed on August 18, 1997, and is a wholly-owned subsidiary of the Company. Finance Corp. serves or co-obligor for the Notes. It has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations, liquidity and capital resources of Finance Corp. is not presented.

Company Structure and Management

         The operations of the Master Partnership are conducted through, and the operating assets are owned by, the Company, as the Master Partnership's operating subsidiary. The Master Partnership owns a 98.9899% member interest in the Company and the Manager owns a 1% general partner interest in the Master Partnership and a 1.0101% managing member interest in the Company. The Manager therefore owns an aggregate 2% interest in the Master Partnership and the Company on a combined basis.

         The Company's business is managed by the senior executives of the Manager. The Manager does not receive any management fee or other compensation in connection with its management of the Company, but is reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the Manager in connection with the operation of the Company's business.

         Conflicts of interest may arise between the Manager and its affiliates, on the one hand, and the Master Partnership, the Company and the Unitholders, on the other, including conflicts relating to the compensation of the directors, officers and employees of the Manager and the determination of fees and expenses that are allocable to the Company. The Manager has a conflicts committee (the "Conflicts Committee"), consisting of two independent members of its Board of Directors, that is available at the Manager's discretion to review matters involving conflicts of interest.

         The principal executive offices of the Company and Finance Corp. are located at 1301 Fifth Avenue, Suite 3725, Seattle, Washington 98101-2636. The telephone number at such offices is (206) 652-5000. The principal executive offices of the Manager are located at 625 Madison Avenue, Suite 10-B, New York, New York 10022. The telephone number at such offices is (212) 755-1100.

         The following chart depicts the organization and ownership of the Master Partnership and the Company as of March 15, 1998. The percentages reflected represent the approximate ownership interest in each of the Master Partnership and the Company individually and not on an aggregate basis. Except in the following chart, the ownership percentages referred to in this Annual Report reflect the approximate effective ownership interest of the Unitholders in the Master Partnership and the Company on a combined basis. The 2% ownership percentage of the Manager referred to in this Annual Report reflects the approximate effective ownership interest of the Manager in the Master Partnership and the Company on a combined basis.

--------------------------------------------------------------------------------
                Effective Aggregate Ownership
                    of the Company and the
                      Master Partnership

Public Common Unitholders  ..............................65.4%
U.S. Timberlands Management Company, L.L.C................9.5%
U.S. Timberlands Holdings, L.L.C.........................22.0%
Founding Directors........................................1.1%
Manager's Combined Interest...............................2.0%

--------------------------------------------------------------------------------

                    [ORGANIZATIONAL CHART DEPICTING COMPANY
                     STRUCTURE AND OWNERSHIP APPEARS HERE]

THE TIMBERLANDS

         Timber Growth

         Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company's older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 160 board feet per acre per annum. The younger Plantations are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years. This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting seedlings which are able to begin growing immediately as compared to the slower natural regeneration process, by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist the growth of the timber. Management does take action to enhance the growth rate in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

         Harvest Plans

         The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size and age class distribution of the Timberlands and the economic maturity of each harvest tract. A tract is considered ready to be harvested when the expected value of future tree growth on such tract falls below a target rate of return. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates which are improving over time as a result of technological, biological and genetic advances that improve forest management practices, expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested 139 MMBF in 1997 and plans to harvest approximately 146 MMBF in 1998. Under the current harvest plans, the Company intends to harvest aggressively over approximately the next eleven years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. The Company believes these harvest plans can be achieved; however, since harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. While the Company's debt obligations place certain limitations on the harvest plans, the Company believes that it has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next 12 years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory would decline by the end of 2009 and that its more valuable species of timber would decline as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long term harvest plans, growth rates and forest inventory levels will be reviewed during 1998 and 1999. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

         Access

         The Timberlands are accessible by a system of approximately 5,000 miles of Company-owned and established roadways or low-maintenance roads. The Company uses third-party road crews to conduct construction and maintenance on the Timberlands. The Company regularly enters into reciprocal road-use agreements with the United States Department of Agriculture - Forest Service ("USFS") and the United States Department of Interior Bureau of Land Management ("BLM") and cooperates with such agencies in numerous cost-sharing arrangements regarding jointly used roads.

         Sales and Markets

         Once a block  of  timberland  is  ready to be  harvested,  the  Company solicits offers from its customers for delivery of logs. After a price and volume have been agreed to among the parties, the Company either (i) contracts a third party to harvest the acreage and deliver to a roadside site on the Timberlands, where a contracted trucking company picks up the logs and delivers them to the customer, or (ii) sells the timber on a stumpage basis where the customer arranges to harvest and deliver the logs. When the Company sells timber on a stumpage basis, depending on the length of the contract, it may either receive payment in full upon the execution of the contract, or may receive a portion of the payment upon execution of the contract and the balance of payment when the timber is cut. In a stumpage sale, the Company generally retains the risk of loss on the timber until such time as it has been harvested by the buyer. The Company may also occasionally sell timber to customers pursuant to timber deeds. In a timber deed sale, the Company may receive a portion of the payment for the timber at the time of execution of the contract and the balance of payment at various intervals throughout the duration of the contract, and the risk of loss on the timber covered by the contract passes immediately to the buyer, regardless of when the buyer harvests the timber. The Company currently sells its sawlogs or stumpage directly to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Sawlogs and stumpage sales accounted for approximately 78% of the Company's revenues in 1997. Timber deeds and timber and timberland sales accounted for approximately 19.8% of the Company's revenues for 1997.

         Most of the timber on the Timberlands is softwood which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. Chips, which can be used to make hardboard or pulp, accounted for approximately 1.9% of the Company's revenues in 1997. The market price of chips has historically been volatile, rising and falling with the price of pulp. Sales of seedlings accounted for the remaining 0.3% of the Company's revenues in 1997.

         The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to 22 different customers. Concurrent with the Weyerhaeuser Acquisition, the Company arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In 1997, timber sales to Collins, Crown Pacific Partners and Boise Cascade Corporation accounted for approximately 23%, 21% and 15%, respectively, of the Company's revenue. Collins made its purchases pursuant to the Collins Supply Agreement, while the other purchases were made pursuant to short-term arrangements. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently exceeds the supply and that, therefore, such customers could readily be replaced. Prior to the Company's acquisition of the Ochoco Timberlands, virtually all of the logs sold from such timberlands were sold to Ochoco's own facilities. Since the Ochoco Acquisition in July 1997, all of the sales from the Ochoco

Timberlands have been and will be made to unaffiliated customers. There are currently more than 50 primary conversion facilities located within a 150-mile radius of the Company's base of operations in Klamath Falls, Oregon.

         Seasonality

         Log and stumpage sales volumes are generally at their lowest levels in the first and second quarters of each year. Heavy snowfalls in higher elevations prevent access to many areas of the Company's timberlands in the first quarter. This limited access, along with spring break-up conditions in March or April (when warming weather thaws and softens roadbeds) restricts logging operations to lower elevations and areas with rockier soil types. The result of these constraints is that sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their high during the third and fourth quarters. Most customers in the region react to this seasonality by carrying high log inventories at the end of the calendar year at a level that provides sufficient inventory to carry them to the second quarter of the of the following year.

         Contributing to this seasonality of log volumes is the market demand for lumber and related products which is typically lower in the first or winter quarter when activity in the construction industry is slow, but increasing during the spring, summer and fall quarters. Log and stumpage prices generally increase in the spring with this build up of construction activity matching the timing of re-entry to all foreseted areas and increased logging activity.

         Competition

         Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. It is generally recognized that log suppliers such as the Company provide their market with a commodity product. The Company and its competitors all benefit from the same competitive advantages in the region--namely, excess of demand, close proximity to numerous mills, and positive demographic trends of the Pacific Northwest and the West Coast. Therefore, the Company and its competitors are currently able to sell all the logs they are able to produce. Additional competitive factors within a market area generally will include species and grade, quality, ability to supply logs which consistently meet the customers' specifications and ability to meet delivery requirements. The Company believes that it has a reputation as a stable and consistent supplier of well merchandised, high-quality logs. The Company has no conversion facilities and therefore does not compete with its customers for logs. The Company believes that this gives it an advantage over certain of its competitors that also own conversion facilities.

         The Company competes with numerous private land and timber owners in the northwestern United States and the state agencies of Oregon, as well as immaterial amounts of foreign imports, primarily from Canada and New Zealand. In addition, the Company competes with the USFS, the BLM and the Bureau of Indian Affairs. Certain of the Company's competitors have significantly greater financial resources than the Company.

         The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include over 2.1 BBF of merchantable, good quality timber, approximately 180,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's senior operating management team has an average of more than 29 years of experience in the forest products industry, including experience in identifying, evaluating, completing and integrating acquisitions of timber properties; (iv) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (v) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

RESOURCE MANAGEMENT

         Timber Resource Management

         All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company. The Company's operations involve intensive timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management, all of which are carefully monitored using the Company's GIS. See "--Geographic Information System." The Company employs a number of traditional and recently developed harvesting techniques on its lands based on site-specific characteristics and other considerations. Due to the topography of the Timberlands, over 95% of the Timberlands can be harvested using lower-cost mechanical methods as opposed to higher-cost cable systems.

         Harvesting on the Timberlands is conducted using both selective and regeneration harvesting. In selective harvesting, a partial harvest provides merchantable timber and opens up the stand for supplemental growth on the remaining stand. Harvest entries are separated by approximately 10 to 15 years and each entry is prescribed for volume to be removed, spacing to be provided, and diameter limits to be harvested. In regeneration harvesting, which is used to harvest approximately 30% of the Company's timber, all merchantable volume is removed in a single harvest. After an area has been regeneration harvested, the Company employs a reforestation contractor to plant two-year-old seedlings at a density of approximately 350 trees per acre. The Company also attempts to protect and maintain the ecosystem within the Timberlands while providing for a reasonable harvest. For example, the Company typically leaves a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to provide habitats for a variety of wildlife species and enrich and protect the soil for successive generations of trees.

         Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and stocking. The rain, site and soil conditions on the east side of the Cascade Range, for example, permit management to harvest on an optimal rotation, or harvest cycle, of 50 to 60 years. Forest stands are thinned periodically to improve growth and stand quality until harvested. The Company actively utilizes commercial thinning as a timber management practice. Pre-commercial thinning, which occurs only in the Plantation stands, is utilized when the timber harvested is not merchantable. The Company believes that such thinning improves the overall productivity of the Timberlands by enhancing the growth of the remaining trees. Occasionally, revenues are generated from pre-merchantable thinning due to strong markets for wood chips.

         The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 70% of the Company's harvested land. Approximately 28% of the Timberlands acreage currently consist of Plantations. The Company expects to convert approximately 3,000 to 6,000 acres of natural stands to Plantations annually. During 1997, the Company planted approximately 2.7 million seedlings. The Company uses genetically improved seedlings (representing approximately 90% to 95% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established in 1973. Such seeds are generated by trees that are created by grafting selected superior genetic stock to mature root stock.

         Geographic Information System

         The GIS is a computer software program that the Company acquired from Weyerhaeuser as part of the acquisition of the Klamath Falls Timberlands. The GIS data, which has been compiled over a period of at least four years, includes detailed topographical field maps for every stand within the Timberlands including data for the Ochoco Timberlands which was recently added by the Company, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each such stand. Using the data in the GIS, the Company can use a computer model to "grow" the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. For example, the Company has recently analyzed the impact on its Timberlands of the potential listing of the bull trout as an endangered species under the Endangered Species Act, by using the GIS to review the particular characteristics of the streams and rivers located on its properties for suitability for bull trout habitat, and by overlaying the proposed regulatory restraints on harvest at the sites it determined might be suitable habitat for bull trout. The GIS will also be used to evaluate potential acquisition opportunities.

         Although GIS systems are generally available for purchase, many of the Company's competitors do not utilize GIS systems, mainly due to the relatively high initial cost and to the length of time necessary to collect sufficient data to optimize the use of the GIS. Thus, the Company believes the GIS gives it an advantage over its competitors.

         Land Sales

         In October 1997, the Company sold approximately 13,000 acres from the Klamath Falls Timberlands. The Company expects to sell additional timberland parcels in the future. The Company has identified a tract of approximately 23,000 acres that it intends to sell within the next five years and anticipates that a majority of this tract will be offered for sale in 1998.

FEDERAL AND STATE REGULATION

         Endangered Species

         The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, Columbian white-tail deer, mountain caribou, grizzly bear, bald eagle, northern goshawk and various anadromous fish species. Currently, the Company has identified several spotted owl, bald eagle and northern goshawk nesting areas affecting the Timberlands and the presence of bull trout in certain of its streams, which may affect harvesting on approximately 26,000 acres.

         In 1990, the United States Fish and Wildlife Service (the "USFWS") listed the northern spotted owl as a threatened species throughout its range in Washington, Oregon and California. At the time of the listing, the USFWS issued suggested guidelines ("Guidelines") to be followed by landowners in order to comply with the Endangered Species Act's prohibition against harming or harassing owls. The Guidelines recommend several measures, including the restriction of harvest activities in areas within a certain proximity of known owl activity centers. The USFWS also proposed a rule for the conservation of the owl on non-federal land. Such proposed rule was subsequently withdrawn. The Oregon Forest Practices Act and related regulations also protect endangered species and has specific provisions governing habitat protection for the spotted owl, the bald eagle and other threatened species.

         Weyerhaeuser regularly surveyed for bald eagles on its properties and submitted the results of its surveys and its annual site management plan for each known eagle site to the Oregon Department of Fish and Wildlife. The latest survey showed that there were approximately 80 eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites. In addition, commencing in 1990, Weyerhaeuser utilized independent wildlife consultants to survey for the presence of northern spotted owls on or affecting the Klamath Falls Timberlands. The Company has continued all survey processes for continuity of all voluntary survey initiatives and regulatory compliance. The surveys have been conducted every year in order to (i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in July 1997, and identified approximately 27 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located on the Klamath Falls Timberlands. The Company has continued these practices for the Klamath Falls Timberlands and is implementing such practices on the Ochoco Timberlands.

         The Company believes that it is managing its harvesting operations in the areas affected by protected species in substantial compliance with applicable federal and state regulations. Based on certain consultants' reports, and on management's knowledge of the Timberlands, the Company does not believe that there are any species protected under the Endangered Species Act or similar state laws that, under current regulations and Court interpretation, would materially adversely affect the Company's ability to harvest the Timberlands in accordance with current harvest plans. There can be no assurance, however, that species within the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered in significant numbers within the Timberlands. Additionally, there can be no assurance that future legislative, administrative or judicial activities related to protected species will not adversely affect the Company or its ability to continue its activities and operations as currently conducted.

         Timberlands

         The operation of the Timberlands is subject to specialized statutes and regulations in the State of Oregon, which has enacted laws which regulate forestry operations, including the Forest Practices Act, which addresses many growing, harvesting and processing activities on forest lands. Among other requirements, these laws restrict the size and spacing of harvest units, and impose certain reforestation obligations on the owners of forest lands. The State of Oregon requires a company to provide prior notification before beginning harvesting activity. The Forest Practices Act and other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities. A number of other timber states have been considering legislation and regulations governing forest practices, and some tightening of existing controls is expected.

         Environmental Laws and Superfund

         The Company's operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment. Although the Company believes that it is in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from the Company's operations.

         Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Company anticipates there will be continuing changes. The trend in environmental regulations is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and it is possible that the costs of compliance with environmental laws and regulations will continue to increase.

         Although the Company does not consider current laws and regulations relating to the environment to be materially burdensome, there can be no assurance that future legislative, administrative or judicial actions, which are becoming increasingly stringent, will not adversely affect the Company or its ability to continue its activities and operations as currently conducted. The Company is not aware of any pending legislative, administrative or judicial action relating to the protection of the environment that could materially and adversely affect the Company.

         The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at a site. Those statutes also authorize government environmental authorities such as the U.S. Environmental Protection Agency and, in some instances, third parties, to take actions in response to threats to the public health or the environment and to seek recovery of the costs incurred from the responsible persons. Based on environmental compliance auditing programs, the Company is not aware of any activities by the Company or any conditions on the Timberlands that would be likely to result in the Company being named a potentially responsible party.

         Access to Timberlands May be Limited by Federal Regulation

         A substantial portion of the Timberlands consists of sections of land that are intermingled with or adjacent to sections of federal land managed by the USFS and the BLM. Removal of trees from those portions of the Timberlands requires transportation of the logs by truck across logging and general purpose roads. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent federal land pursuant to a reciprocal right-of-way ("RROW"). Removal of federal timber often requires similar access across the Timberlands. Recent litigation (not involving the Company) before the United States Court of Appeals for the Ninth Circuit held that the BLM was not required to consult with the USFWS, which administers the Endangered Species Act, prior to approving a private landowner's proposal to build an access road across federal land pursuant to an existing RROW entered into prior to the enactment of the Endangered Species Act wherein the BLM did not have discretion to disapprove a road segment due to endangered species concerns. A reversal on appeal or a rehearing of that case, or future federal law or regulation requiring the BLM to consult with the USFWS in connection with an RROW, could materially adversely affect the Company's ability to harvest the affected portion of the Timberlands. Certain of the Company's RROW agreements contain provisions that require compliance with state and federal environmental laws and regulations. To the extent that the Company acquires new Timberlands that require access through federal lands, the Company may enter into new RROW agreements with the BLM or other federal agencies which would require consultation with the USFWS. In addition, the BLM has published advance notice of its intent to revise regulations governing RROW agreements entered into the future to, among other things, expand the BLM's consideration of environmental and cultural factors in granting, issuing or renewing rights-of-way, provide the BLM with regulatory authority to object to the location of roads because of potential effects on threatened or endangered species and allow for the abandonment of rights-of-way under certain circumstances.

         Safety and Health

         The operations of the Timberlands are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes relating to the health and safety of employees. The Company believes that it is in compliance with OSHA regulations, including general industry standards, permissible exposure levels for toxic chemicals and record-keeping requirements.

Employees

         As of January 12, 1998, the Company had 32 salaried employees, including employees of the Manager that manage the business of the Company. The employees of the Timberlands are not unionized, and the Company believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

         The Company employee benefits include a 401(k) savings plan for all employees, a health insurance plan (including co-payments and deductibles) for all employees and a medical savings plan for all employees.

FORWARD-LOOKING STATEMENTS

         This Annual Report contains forward-looking statements and information that are based on the beliefs of the Company and the Manager, as well as assumptions made by, and information currently available to, the Company and the Manager. All statements, other than statements of historical fact, included in this Annual Report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate", "believe", "estimate" and "expect" and similar expressions and statements regarding the Company's business strategy, plans and objectives of management of the Company for future operations. Such statements reflect the current views of the Company and the Manager with respect to future events, based on what they believe are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company does not intend to update these forward-looking statements and information.

RISK FACTORS

         Cyclicality of Forest Products Industry Will Affect the
         Company's Results of Operations

         The Company's results of operations are, and will continue to be, affected by the cyclical nature of the forest products industry. Prices and demand for logs have been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs is primarily affected by the level of new residential construction activity, and, to a lesser extent, repair and remodeling activity and other industrial uses, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. Decreases in the level of residential construction activity will be reflected in reduced demand for logs, which may result in lower revenues, profits and cash flows.

         Timber Supply May Increase in the Future

         Various factors, including environmental and endangered species concerns, have limited, and are likely to continue to limit, the amount of timber offered for sale by certain United States government agencies, which historically have been major suppliers of timber to the United States forest products industry. From January 1988 to January 1998, federal timber under contract in Washington and Oregon decreased approximately 88%.

         Although the Company believes that sales of timber by United States government agencies are likely to remain at relatively low levels for the foreseeable future, any reversal of policy that substantially increases such sales could significantly reduce prices for logs, which could have a material adverse effect on the Company. Furthermore, increased imports from Canada (due to the expiration in 2001 of the United States-Canada lumber trade agreement or otherwise) and other foreign countries could reduce the prices the Company receives for its timber.

         The Company's Ability to Harvest Timber Will be Subject to Limitations

          Revenues, net income and cash flow from the Company's operations will be dependent to a significant extent on its ability to harvest timber at adequate levels. There can be no assurance that the Company will in the future achieve harvest levels necessary to maintain or increase revenues, net income or cash flows. Weather conditions, timber growth cycles, access limitations and regulatory requirements associated with the protection of wildlife and water resources or any shortage of contract loggers may restrict harvesting of the Timberlands, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters. For example in 1993, approximately 30,000 acres of the Timberlands had to be partially salvaged due to an infestation of the fir engraver beetle. One or more major fires on the Timberlands could adversely affect the Company's operating results. Although damage from such causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage to the Timberlands will, in fact, be so limited. The risks to the Company described above are somewhat heightened because of the concentration of the Timberlands in central Oregon. As is typical in the forest products industry, the

Company  does not  maintain  insurance  coverage  with  respect to damage to its
timberlands.   Even  if  such  insurance  were  available,  the  cost  would  be prohibitive.

         A substantial portion of the Klamath Falls Timberlands consists of sections of land that are intermingled with or adjacent to sections of federal land managed by USFS and BLM. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent federal land. In order to access such intermingled timberlands, the Company has in the past obtained and will need to continue to obtain either temporary or permanent access rights across these public lands. Although the Company currently has legal access to substantially all of the merchantable timber included in the Timberlands, this process has often been, and will likely continue to be, affected by, among other things, the requirements of the Endangered Species Act, the National Environmental Policy Act and the Clean Water Act. See "--Federal and State Regulation."

         The Company is Subject to Federal and State Environmental and Endangered Species Regulation

         The Company is subject to regulation under various environmental laws, including the Endangered Species Act, as well as similar state laws and regulations. The Endangered Species Act and state legislation protect species threatened with possible extinction. A number of species indigenous to the Timberlands have been and in the future may be protected under these laws, including the northern spotted owl, bald eagle, northern goshawk and bull trout. Protection of endangered and threatened species may include restrictions or prohibitions on timber harvesting, road building and other silvicultural activities on private, federal and state land containing the affected species. See "--Federal and State Regulation."

         Although the Company has identified bald eagle, northern spotted owl and northern goshawk nesting areas on the Timberlands and the presence of bull trout in certain of its streams, the Company, in cooperation with the Oregon Department of Fish and Wildlife, has developed plans for managing such species and does not believe that such plans will have a material adverse effect on the Company's ability to harvest the Timberlands in accordance with current harvest plans. There can be no assurance, however, that species on or around the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered in significant numbers on or around the Timberlands. Any such changes could materially and adversely affect the results of operations of the Company.

         The Federal Water Pollution Control Act authorizes the regulation of wetland areas. Timberlands within a wetlands area may be subject to access limitations or prohibitions, and may involve the expenditure of substantial sums for the protection of such wetland areas. The Federal Insecticide, Fungicide, and Rodenticide Act regulates the use of pesticides that may be used in forestry practices. Violations of various statutory and regulatory programs that apply to the Company's operations can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. There can be no assurance that such laws or future legislation or administrative or judicial action with respect to protection of the environment will not adversely affect the Company.

         The Company Experiences Significant Competition

         The forest products industry is highly competitive in terms of price and quality. Many of the Company's competitors have substantially greater financial and operating resources than the Company. Wood products are subject to increasing competition from a variety of non-wood products, which affects the demand for logs. In addition, competition from imported logs and end-use wood products from foreign sources into the United States may adversely affect the demand and prices for the Company's timber. To the extent there is a significant increase in competitive pressures, the Company's results of operations could be materially and adversely affected. See "--The Timberlands--Competition."

         Risks of Acquisition Strategy

         The Company intends to pursue acquisitions as one means of increasing both the value of the Master Partnership's Units and its cash flow. The Company cannot predict whether it will be successful in consummating any such acquisitions or what the consequences of any such acquisitions would be. Moreover, there can be no assurance that general economic or industry conditions will be conducive to the Company's acquisition strategy, that the Company will be able to identify and acquire any such assets or businesses on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions to Unitholders or that any additional debt incurred to finance an acquisition will not affect the ability of the Company to make distributions to Unitholders. The Company is subject to certain covenants in agreements governing its indebtedness that might restrict the ability of the Company to incur indebtedness to finance acquisitions.

         The Company's acquisition strategy involves numerous risks, including difficulties inherent in the integration of operations and systems, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired businesses. In addition, future acquisitions also may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to secure additional financing. There is no assurance that such additional financing will be available to the Company on acceptable terms.

         The Company Will Be Dependent Upon Key Personnel

         The Company believes that its success will depend to a significant extent upon the efforts and abilities of its operating management team. The failure by the Manager to retain the key members of its senior operating management team could adversely affect the financial condition or results of operations of the Company. See "Executive Compensation--Employment Agreements."

         Dependence on Certain Key Customers

         The Company currently derives a significant portion of its revenues from sales of timber to certain key customers. The loss of these or other significant customers could materially adversely affect the Company's results of operations.

         The Company's Indebtedness May Affect its Operations

         As of December 31, 1997, the Company's total long-term indebtedness was $225.0 million, representing 60.7% of the Company's total capitalization. As a result, the Company is significantly leveraged and has indebtedness that is substantial in relation to its partners' capital. Future borrowings could result in a significant increase in the Company's leverage. The ability of the Company to make principal and interest payments depends on future performance, which performance is subject to many factors, a number of which will be outside the Company's control. The Company's leverage may adversely affect the ability of the Company to finance its future operations and capital needs, limit its ability to pursue acquisitions and other business opportunities and make its results of operations more susceptible to adverse economic or operating conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company Has a Limited Operating History

         The Klamath Falls Timberlands and the Ochoco Timberlands, prior to their acquisition by the Company, had been part of Weyerhaeuser and Ochoco, respectively, and had not been operated as separate businesses or divisions. In addition, prior to the Company's acquisition of the Timberlands, sales from the Timberlands were generally made to affiliated conversion facilities and not to unaffiliated customers. Although the Company has operated the Klamath Falls Timberlands since September 1996, and sales during such period have been made exclusively to unaffiliated customers, there can be no assurance that the Company will be able to manage successfully the Timberlands as a separate business on a profitable basis.

         Change of Management Provisions

         The ownership of Subordinated Units by certain affiliates of the Manager effectively precludes the removal of the Manager as managing member of the Company or as general partner of the Master Partnership without its consent. In addition, the Amended and Restated Agreement of Limited Partnership of the Master Partnership (the "MLP Partnership Agreement") contains certain provisions that may have the effect of discouraging a person or group from attempting to remove the Manager as managing member of the Company or as general partner of the Master Partnership or otherwise change the management of the Company.

         Inability to Fund a Change of Control Offer

         The Company must offer to purchase the Notes upon the occurrence of certain events. The Indenture provides that in the event of a Change of Control, the Issuers are required, subject to certain conditions, to offer to purchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. On a pro forma basis, the Issuers will not have sufficient funds available to purchase all of the outstanding Notes were they to be tendered in response to an offer made as a result of a change of control. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

THE OPERATING COMPANY AGREEMENT

         The following paragraphs are a summary of the material provisions of the Second Amended and Restated Operating Agreement of the Company (the "Operating Company Agreement"). The discussions presented below of the material provisions of the Operating Company Agreement are qualified in their entirety by reference to the Operating Company Agreement, which is filed as an exhibit to this Annual Report.

         Organization and Duration

         The Company was organized in 1996 to acquire the Klamath Falls Timberlands. The Master Partnership owns a 98.9899% non-managing member interest in the Company and the Manager owns a 1.0101% interest in the Company and manages and operates the Company's business as the managing member. The Manager also serves as the general partner of the Master Partnership, owning an aggregate 2% interest in the Company and the Master Partnership on a combined basis. The Company will continue in existence until December 31, 2087 or until the earlier dissolution of the Company pursuant to the terms of the Operating Company Agreement.

         Cash Distribution Policy

         The Company will distribute to the Manager and the Master Partnership, on a quarterly basis, all of its Available Cash. Distributions will be made 1.0101% to the Manager and 98.9899% to the Master Partnership.

         Indemnification

         The Operating Company Agreement provides that the Company will indemnify the Manager, any Departing Manager (as defined in the Glossary), any person who is or was an affiliate of a Manager or any Departing Manager, any person who is or was a member, partner, officer, director, employee, agent or trustee of a Manager or any Departing Manager or any affiliate of a Manager or any Departing Manager, or any person who is or was serving at the request of a Manager or any Departing Manager or any affiliate of any such person, any affiliate of a Manager or any Departing Manager as an officer, director, employee, ember, partner, agent, fiduciary or trustee of another person ("Indemnities"), to the fullest extent permitted by law, from and against any and all losses, claims, damages, liabilities (joint and several), expenses (including, without limitation, legal fees and expenses), judgments, fines, penalties, interest, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an Indemnitee; provided that in each case the Indemnitee acted in good faith and in a manner that such Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful. Any indemnification under these provisions will be only out of the assets of the Company, and the Manager shall not be personally liable for, or have any obligation to contribute or loan funds or assets to the Company to enable it to effectuate, such indemnification. The Company is authorized to purchase (or to reimburse the Manager or its affiliates for the cost of) insurance against liabilities asserted against and expenses incurred by such persons in connection with the Company's activities, regardless of whether the Company would have the power to indemnify such person against such liabilities under the provisions described above.

         Termination and Dissolution

         The Company will continue until December 31, 2087, unless sooner terminated pursuant to the Operating Company Agreement. The Company will be dissolved upon (i) the election of the Manager to dissolve the Company and the approval of all members, (ii) the sale of all or substantially all of the assets and properties of the Company, (iii) the entry of a decree of judicial dissolution of the Company, (iv) the dissolution of the Master Partnership, or
(v) the withdrawal or removal of the Manager or any other event that results in its ceasing to be the general partner of the Master Partnership or the managing member of the Company, as the case may be, (other than by reason of a transfer of its general partner interest in accordance with the MLP Partnership Agreement or its managing member interest in accordance with the Operating Company Agreement, as the case may be, or withdrawal or removal following approval and admission of a successor). Upon a dissolution pursuant to clause (v) the Master Partnership may, prior to the effective date of such withdrawal, elect a successor Manager; provided, however, that such successor shall be the same person, if any, that is elected by the limited partners of the Master Partnership as the successor to the Manager in its capacity as the general partner of the Master Partnership, subject to receipt by the Company of an opinion of counsel to the effect that (x) such action would not result in the loss of limited liability of any limited partner of the Master Partnership or of a member of the Company and (y) neither the Master Partnership, the reconstituted limited partnership nor the Company would be treated as an association taxable as a corporation or otherwise be taxable as an entity for federal income tax purposes upon the exercise of such right to continue.

         Liquidation and Distribution of Proceeds

         Upon dissolution of the Company, unless the Company is reconstituted and continued as a new limited liability company, the person authorized to wind up the affairs of the Company (the "Liquidator") will, acting with all of the powers of the Manager that such Liquidator deems necessary or desirable in its good faith judgment in connection therewith, liquidate the Company's assets and apply the proceeds of the liquidation as follows: (i) first towards the payment of creditors of the Company in the order or priority provided in the Operating Company Agreement and by law and (ii) then to the Master Partnership and the Manager in accordance with their respective capital account balances as so adjusted. Under certain circumstances and subject to certain limitations, the Liquidator may defer liquidation or distribution of the Company's assets for a reasonable period of time or distribute assets to partners in kind if it determines that a sale would be impractical or would cause undue loss to the members.

         Removal and Withdrawal of the Manager

         The Manager shall be removed as manager of the Company if it has been removed as the general partner of the Master Partnership pursuant to the MLP Partnership Agreement. The Manager may not be removed as general partner of the Master Partnership unless such removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding Units (including Units held by the Manager and its affiliates) and the Company receives an Opinion of Counsel (as defined in the Glossary). The ownership of the Subordinated Units by certain affiliates of the Manager effectively gives the Manager the ability to prevent its removal. The Manager has agreed not to voluntarily withdraw as managing member of the Company and general partner of the Master Partnership prior to December 31, 2007, subject to limited exceptions, without obtaining the approval of (i) at least a majority of the outstanding Common Units, voting as a class; (ii) at least a majority of the outstanding Subordinated Units, voting as a class, and, thereafter; (iii) at least a majority of the outstanding Units. The Manager has also agreed not to voluntarily withdraw as described above without furnishing an Opinion of Counsel.

ITEM 2.  PROPERTIES

TIMBER INVENTORY

         The Company currently owns and manages approximately 633,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 1998 to be approximately 2.1 BBF in Oregon east of the Cascade Range. The Timberlands include substantial holdings of merchantable, good-quality timber. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least five inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of premium species of softwood, consisting of Ponderosa Pine and Douglas fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable and adequate for current operations.

         The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 180,000 acres of the 633,000 acre total consist of actively managed pine Plantations with stands ranging in age from two to 36 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 77%) and Lodgepole Pine (approximately 23%). Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. However, initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next five years. See "The Timberlands--Harvest Plans."

         Merchantable Timber Inventory by Species

         The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volumes are based on information developed by Company personnel. As of January 1, 1998, the total timber inventory amounted to 2,106.9 MMBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine 918.4 (44%), Lodgepole Pine
395.2 (19%),  White Fir 408.8 (19%),  Douglas fir 285.7 (13%) and other  species
98.8 (5%). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

         Size and Species Distribution of Merchantable Timber

         The Company's Timberlands are well diversified, not only by species mix but also by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 1998, approximately 814 MMBF, or 39%, of the merchantable timber had a DBH of 16 or more inches.

         Acreage Distribution by Age Class on Plantations

         The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 1998, the Plantations totaled 180,020 acres. Of the total acreage, 65,400 acres range from 1 to 15 years of age, 111,700 acres range from 16 to 25 years of age, and 2,900 acres are 26 years of age or older.

ITEM 3.    LEGAL PROCEEDINGS

         There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED SECURITY
           HOLDER MATTERS

         In connection with the consummation of the Transactions, a 98.9899% member interest in the Company was issued to the Master Partnership and a 1.0101% member interest was issued to the Manager. There is no established public trading market for the Company's equity securities. The Company distributes all of its Available Cash on a quarterly basis. No distributions have been made prior to the date of this Annual Report.

Item 6.    Selected Financial Data






                                             U.S. TIMBERLANDS                    PREDECESSOR(1)
                                          ---------------------  -------------------------------------------
                                                     August 30,  January 1,
                                                    1996 through  through
                                                    December 31,  August 29,
                                            1997       1996        1996       1995       1994       1993
                                          -------     -------     -------    -------    -------    -------
                                                                                                  (unaudited)
  CASH FLOWS AND OTHER DATA
   (IN MILLIONS):
  EBITDDA (6) ........................      53.3        (1.4)        3.6       12.5       11.5       16.6
  Additions to timber, timberlands and
   logging roads (3) .................     111.4       283.5         0.0        0.2        0.0        0.1
  Cash flow from (used in) operating
   activities ........................      26.3        (3.0)        5.5       11.8       13.2       15.1

  OPERATING STATEMENT DATA
   (IN MILLIONS):
  Revenues (2) (3) ...................    $ 77.3      $ 14.0      $ 15.6     $ 31.7     $ 32.3     $ 36.3
  Depreciation, depletion and road
   amortization (2) (3) ..............      17.3         3.3         0.9        1.5        1.5        1.4
  Cost of timber and property
   sales (2) (3) .....................       8.7         --          --         --         --         0.1
  Operating income (loss) (2) (3) ....      27.3        (4.8)        2.7       11.1       10.1       15.1
  Income (loss) before extraordinary
   items (4) .........................      (1.4)      (13.0)        2.7       11.6        9.9       14.8
  Extraordinary items, losses on
   extinguishment of debt (5) ........       9.3         --          --         --         --         --
  Net income (loss) ..................     (10.7)      (13.0)        2.7       11.6        9.9       14.8

  BALANCE SHEET DATA (AT
   PERIOD END, IN MILLIONS):
  Working capital ....................       1.8        21.5         0.5        1.3        0.2        2.1
  Total assets (3) ...................     385.2       310.2        27.8       30.9       29.8       32.3
  Long-term debt (7) .................     225.0       305.0         --         --         --         --
  Equity (deficit) (8) ...............     147.1        (2.9)       27.8       29.2       27.7       29.6

  OPERATING DATA (UNAUDITED):
  Log, stumpage and timber deed sales
   volumes (MMBF) (2) (3) ............     138.9        30.2        32.8       63.8       68.3       66.3
  Property sales volumes (MMBF) (2) ..      41.5         --          --         --         --         9.4


--------------------------------
(1) Due to the Weyerhaeuser Acquisition on August 30, 1996, the financial and operating data after August 30, 1996 are not comparable to financial and operating data of the Predecessor. See discussion of the Company and the Predecessor's basis of presentation in Note 1 of the Notes to the Consolidated Financial Statements. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Revenues in 1997 consist of $60.4 million of log and stumpage sales, $15.2 million of timber and property sales and $1.7 million of by-products and other sales. Revenues prior to 1997 consist primarily of log sales. Timber and property sales were $4.2 million in 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) See August 1996 acquisition of the Klamath Falls Timberlands and July 1997 acquisition of the Ochoco Timberlands in Note 3 of the Notes to the Consolidated Financial Statements.
(4) See effect of interest expense and amortization of deferred financing fees and debt guarantee fees in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) See effect of debt extinguishment in Note 5 of the Notes to the Consolidated Financial Statements.
(6) EBITDDA is defined as operating income plus depreciation, depletion and road amortization and cost of timber and property sales. EBITDDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated
     prior  to  debt  service   obligations   and  capital   expenditures.   See
     "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) See discussion of long-term debt at Note 5 of the Notes to the Consolidated Financial Statements .
(8)  See discussion of the Company and the Predecessor's equity (deficit) in
     Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General

         The basis of presentation of the Company's financial statements is described in Note 1 to the consolidated financial statements. The comparability of the financial results of the Company and the Predecessor is primarily affected by (i) increased revenues resulting from increased harvest levels on the Klamath Falls Timberlands, (ii) revenues realized from harvesting on the Ochoco Timberlands acquired by the Company in July 1997, (iii) increased depletion charges resulting from the step-up in asset values of the Timberlands,
(iv) reduced per MBF logging and hauling costs resulting from the use of independent contractors rather than Company employees to conduct silvicultural activities and the harvesting and delivery of logs due to lower hourly wage rates, the elimination of compensation payments during seasonal down time and the reduction in associated capital costs and (v) a different customer base, as a majority of the Predecessor's sales were to an affiliated customer at internally established transfer prices whereas all of the Company's sales are to unaffiliated conversion facilities at market based prices (although whether the transfer prices or market-based prices were higher changed from time to time).

SUPPLY AND DEMAND FACTORS

         The Company's results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

         Supply

         The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. From January 1988 to January 1998, federal timber under contract in Washington and Oregon decreased approximately 88%. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Although prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from public lands, which is expected to continue for the foreseeable future, has benefited private timber holders such as the Company through higher stumpage and log prices.

         Industry participants do not expect environmental restrictions to ease materially within any reasonable planning horizon. Consequently, many producers of lumber and wood products are attempting to adapt to the new supply environment by increasing their emphasis on raw material yields, entering into long term timber supply arrangements and value added manufacturing, and accessing previously untapped supplies (such as private wood lot owners, timber with difficult access, alternative species and imports). These factors have tended to restrict prices from even greater increases. While raw material supply is expected to be an ongoing challenge for the lumber and wood products industry, such conditions are likely to cause the favorable operating environment for timber owners such as the Company to continue for the foreseeable future.

         In response to an increase in timber prices in the early 1990s, imports of logs and lumber from abroad (from countries such as Canada and New Zealand) increased. These imports, however, only partially offset the lost volume of timber from public timberlands and did not replace the mature, high-quality timber found in greater quantities on public timberlands. Since 1993, imports have decreased and their current impact on timber prices is minimal.

         Demand

         Changes in general economic and demographic factors, including the strength of the economy and interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. With the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in terms of the demand for lumber and commodity wood products and have dampened the wide fluctuations that occurred when new housing starts were the primary factor. A large portion of the Company's property consists of Pine species, which are used in the finishing market, for molding trim, doors and windows. This market is more affected by repair and remodeling than new housing construction. Prices for these species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. The market absorbed these relatively small quantities with little impact on prices. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricts the availability of Canadian softwood lumber in the United States. The Company believes that this agreement has not had a material impact on the price or demand for logs in the United States although its long-term effect is uncertain.

         Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. The conversion facilities in the vicinity of the Timberlands need more wood supply to run at capacity than can be produced by nearby timberlands. As a result, the demand from this region is relatively steady, although prices fluctuate with market conditions.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         The results of operations for the year ended December 31, 1996 are based on combining the periods of January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996 both as shown in the historical financial statements appearing elsewhere in this Annual Report. The principal effect of the Weyerhaeuser Acquisition in 1996 was an increase in depletion, depreciation and road amortization (DD&A) expense (due to a higher cost basis for the Company's timber, timberlands and logging roads) and interest expense (due to borrowings to finance the Weyerhaeuser Acquisition).

         Revenues. Revenues in 1997 were $77.3 million, an increase of 161% over revenues of $29.6 million in 1996. This increase was primarily attributable to a $32.8 million increase in revenues from log and stumpage sales and a $15.2 million increase in timber and property sales, partially offset by a decrease of $0.3 million in by-products and other revenues.

         Log and stumpage sales volumes in 1997 were 127,900 MBF, an increase of 103% over log and stumpage sales volumes of 63,000 MBF in 1996. The significant increase in the volume harvested was mainly due to the Company's aggressive harvest plan compared to that of the Predecessor for the first eight months of 1996, as well as the commencement of log and stumpage sales from the Ochoco Timberlands which were acquired on July 15, 1997. Average log and stumpage prices increased by 8%, from $439 per MBF in 1996 to $472 per MBF in 1997, primarily due to a larger proportion of higher valued timber harvested from the Ochoco Timberlands during the last half of 1997.

         Revenues from timber and property sales were $15.2 million during 1997. There were no such timber or property sales during 1996.

         The reduction in by-products and other revenue was primarily attributable to a 36% decrease in the volume of fiber sold for use as chips. Due to low demand in the pulp and paper industry, chip prices had decreased to a level where it was no longer profitable for the Company to process residual fiber for use as chips for much of 1997. Demand for these chips, however, increased in the last quarter of 1997.

         Operating Costs. Operating costs were $50.1 million in 1997, an increase of 58% over operating costs of $31.7 million in 1996. This increase was the result of a $2.4 million increase in cost of products sold, an $8.7 million increase in the cost of timber and property sales and a $13.1 million increase in DD&A expense. These increases were partially offset by a $5.8 million decrease in selling, general and administrative expenses.

         The increase in cost of products sold was primarily the result of a $4.3 million increase in logging costs and a $0.3 million increase in severance taxes. Partially offsetting these increases were a $1.2 million decrease in wood fiber processing costs and a $1.0 million decrease in outside log purchases. Logging costs and severance taxes increased primarily as a result of a 55% increase in the level of merchantable grade logs harvested and sold, partially offset by a 14% decrease in the Company's logging cost per MBF. The decrease in the Company's logging cost per MBF was primarily the result of the Company's changing from a mix of internal logging crews and outside contractors during the first eight months of 1996 to the use of outside contractors for all its logging operations during the last four months of 1996 and in 1997. Wood fiber processing costs decreased by 58% as a result of a 14% decrease in the volume of fiber processed and sold as chips and a write-down to fiber log inventories during 1996, resulting from a decline in chip prices during the period. During 1997, the Company had timber deed sales with a combined cost basis of $8.7 million. No sales of tracts of timber or timberland were made during 1996.

         DD&A expense was $17.3 million in 1997, a $13.1 million increase over DD&A expense of $4.2 million in 1996. This increase was primarily due to the significant increase in the Company's depletion rate combined with the large increase in the volume of logs harvested and sold as previously mentioned. The increase in the depletion rate was primarily the result of the step-up in asset values of the Klamath Falls Timberlands upon their acquisition from Weyerhaeuser.

         Selling, general and administrative expenses were $6.2 million in 1997, a decrease of 48% from comparable expenses of $12.0 million in 1996. This decrease in selling, general and administrative expenses was primarily the result of $4.9 million in one-time payments for advisory services paid to affiliates of the Company in connection with the Weyerhaeuser Acquisition and $2.8 million of one-time management fees paid to an affiliate of the Company for management services in 1996. The advisory fees were incurred in connection with the Weyerhaeuser Acquisition and its initial financing. The management fee generally relates to services rendered in connection with the initial formation of the Company and Old Services. Primarily offsetting these advisory and management fees were increases in salaries and wages as well as professional fees resulting from the Company operating as an independent entity rather than as a division of Weyerhaeuser.

         Interest Expense. Interest expense was $25.3 million during 1997 and primarily related to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition in August 1996 and $110.0 million of incremental debt incurred in connection with the Ochoco Acquisition on July 15, 1997. The Company refinanced $225.0 million of its existing debt on November 19, 1997 by issuing the Notes in the Public Note Offering and paid down the remaining $190.0 million of outstanding debt between July 15, 1997 and December 31, 1997 with the proceeds from the MLP Offering and cash flows from operating activities. The Company incurred $7.3 million in interest expense during the last four months of 1996. There was no interest expense and no debt outstanding during the first eight months of 1996, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

         Amortization of Deferred Financing Fees and Debt Guarantee Fees. The Company deferred $4.1 million of fees incurred in connection with the financing of the Weyerhaeuser Acquisition. The Company deferred $6.0 million of fees in connection with the financing of the Ochoco Acquisition and related term debt refinancing. These costs were being amortized over the life of the debt. The Company deferred $6.7 million of fees incurred in connection with the issuance of $225.0 million of Notes in the Public Note Offering. The Company also incurred $4.4 million of debt guarantee fees from August 30, 1996 through the extinguishment of the $130.0 million of debt guaranteed by Weyerhaeuser on November 19, 1997. The amortization of deferred financing fees and debt guarantee fee expense during 1997 and 1996 were $4.2 million and $1.3 million, respectively. There was no deferred financing fee amortization or debt guarantee fee expense during the first eight months of 1996.

         Interest Income. Interest income was $1.5 million during 1997. For the last four months of 1996, there was $0.4 million in interest income. There was no interest income during the first eight months of 1996, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

         Other (Income) Expense. Other (income) expense, net changed from approximately zero in 1996 to $0.6 million in 1997. Other (income) expense in 1997 primarily represents a $0.6 million charge related to an unrealized loss on an unhedged financial instrument as of December 31, 1997.

         Losses on Extinguishment of Debt. The Company refinanced certain long-term borrowings during 1997 resulting in extraordinary losses on extinguishment of debt of $9.3 million due to the write-off of existing unamortized deferred financing fees and other related fees.

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         The results of operations for 1996 are based on combining the periods January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996 both as shown in the historical financial statements. The principal effect of the Weyerhaeuser Acquisition in 1996 was an increase in DD&A expense (due to a higher cost basis for the Company's timber, timberlands and logging roads) and interest expense (due to borrowings to finance the Weyerhaeuser Acquisition).

         Revenues. Revenues were $29.6 million in 1996, a decrease of 7% from revenues of $31.7 million in 1995. Revenues from the sale of logs were $27.7 million in 1996, as compared to $29.1 million in 1995 while by-products and other revenues were $1.9 million in 1996, as compared to $2.6 million in 1995.

         Log sales volumes remained relatively constant, decreasing from 63,800 MBF in 1995 to 63,000 MBF in 1996. The majority of the revenue decrease was due to a reduction in the average log sales price of $17 per MBF from $456 in 1995 to $439 in 1996. Sales prices were negatively affected in 1996 by uncertainty surrounding the possible sale of the Klamath Falls Timberlands, as some customers obtained other sourcing commitments. The average sales price was also reduced due to a change in the species mix of the logs sold, with a higher percentage of lower valued White Fir and a lower percentage of higher valued Douglas fir logs.

         The reduction in revenues from by-products and other was primarily attributable to a 26% decrease in chip sales revenue. Due to low demand in the pulp and paper industry, average chip prices decreased by 26% in 1996 compared to 1995.

         Operating Costs. Operating costs were $31.7 million in 1996, a 53% increase over operating costs of $20.7 million in 1995. This increase was the result of a $7.8 million increase in selling, general and administrative expenses, a $2.8 million increase in DD&A expense and a $0.4 million increase in cost of products sold. The increase in selling, general and administrative expenses was primarily the result of $4.9 million in one time payments for advisory services paid to affiliates of the Company in connection with the Weyerhaeuser Acquisition and $2.8 million of management fees paid to an affiliate of the Company for management services. The advisory fees were incurred in connection with the Weyerhaeuser Acquisition and its initial financing. The management fee generally relates to services rendered in connection with the initial formation of the Company and Old Services. The increase in DD&A was primarily due to the significant increase in the Company's depletion rate as a result of the step-up in asset values of the Klamath Falls Timberlands upon their acquisition from Weyerhaeuser. The increase in cost of goods sold was primarily due to an increase in wood fiber processing costs.

         Interest Expense. Interest expense was $7.3 million in 1996 and related to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition in August 1996. There was no interest expense and no debt outstanding during 1995, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

         Amortization of Deferred Financing Fees and Debt Guarantee Fees. The Company deferred $4.1 million of fees incurred in connection with the financing of the Weyerhaeuser Acquisition. These costs are being amortized over the life of the related debt. In addition, the Company is accreting $3.6 million of estimated debt guarantee fees from August 30, 1996 through the estimated Holdings Debt extinguishment date of November 15, 1997. The debt guarantee fees payable to Weyerhaeuser relate to the Holdings Debt which was incurred in connection with the Weyerhaeuser Acquisition. The amortization of deferred financing fees and debt guarantee fee expense during 1996 were $0.2 million and $1.1 million, respectively. There was no deferred financing fee amortization or debt guarantee fee expense during 1995.

     Interest Income. Interest income was $0.4 million during 1996. There was no interest income during 1995, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

         Other (Income) Expense, Net. Other (income) expense, net changed from income of $0.6 million in 1995 to near zero in 1996. Nonrecurring income from easements and road use permits represents $0.4 million of the 1995 other income, net.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the transactions discussed below, the Company's primary source of liquidity has been cash and cash equivalents from borrowings under its revolving credit facility drawn on at the closing of the Weyerhaeuser Acquisition. On July 14, 1997, the Company refinanced its original revolving credit facility and certain term debt and incurred an additional $110.0 million of term debt in connection with the Ochoco Acquisition. Effective November 19, 1997, the Master Partnership completed its MLP Offering of 8,577,487 Common Units (including Common Units issued upon the exercise by the underwriter's of their over-allotment option in December 1997). Net proceeds from the MLP Offering were $163.2 million. In addition, the Company issued $225.0 million of Notes in the Public Note Offering. The proceeds from the MLP Offering and the Public Note Offering were primarily utilized to retire all outstanding borrowings under the revolving credit facility and $330.0 million of term debt. For purposes of this discussion, these transactions are hereafter referred to as the "Transactions." As of December 31, 1997, the Company has a cash balance of $10.6 million, $1.8 million of working capital and $100.0 million of internal borrowing capacity under the Bank Credit Facility.

         For purposes of the following comparison of cash flows from operating, investing and financing activities, the 1996 period cash flows are based on combining January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996.

         Operating Activities. Cash flows provided by operating activities in 1997 were $26.3 million, as compared to cash flows provided by operating activities of $2.5 million in 1996. The $23.8 million increase in cash flows provided by operating activities was primarily due to an increase in the volume of log and stumpage sales, proceeds from timber and property sales and $5.7 million of advance deposits on stumpage sales contracts. In addition, 1996 operating cash flows included $4.9 million of one-time payments to certain affiliates of the Company in connection with the Weyerhaeuser Acquisition and $2.8 million in one-time management fees paid to an affiliate of the Company. The increase in operating cash flows was partially offset by a substantial increase in interest and debt guarantee fees in 1997 as compared to 1996.

         Investing Activities. Cash flows used by investing activities were $101.6 million in 1997, as compared to cash flows used by investing activities of $291.9 million during 1996. During 1997, $110.9 million was used in the Ochoco Acquisition and a $10.0 million receivable from an affiliate was repaid. During 1996, $283.5 million was used in the

Weyerhaeuser Acquisition and $10.0 million was paid to an affiliate. The results for 1996 also include $2.4 million in proceeds from logging equipment dispositions as a result of the Company's discontinuance of its logging crews upon consummation of the Weyerhaeuser Acquisition.

         Financing Activities. Cash flows provided by financing activities were $69.3 million in 1997, as compared to cash flows provided by financing activities of $306.0 million during 1996. During 1997, the Company refinanced $175.0 million of long-term debt incurred in connection with the Weyerhaeuser Acquisition and incurred an additional $110.0 million of long-term debt in connection with the Ochoco Acquisition. The Company incurred $6.0 million of deferred financing fees in connection with the refinancing of long-term debt and the incurrence of financing for the Ochoco Acquisition. In addition, the Company distributed $1.2 million to a member related to his 1997 estimated tax liability. The Company received $163.2 million in net proceeds from the Master Partnership's MLP Offering and $218.3 million in proceeds, net of financing fees, related to the issuance of the Notes. Cash flows provided by financing activities during 1996 principally represent borrowings under debt facilities and equity contributions from members in connection with the Weyerhaeuser Acquisition. These 1996 cash flows are partially offset by deferred financing fees incurred in connection with obtaining financing for the Weyerhaeuser Acquisition and the Predecessor's normal distributions of net operating and investment cash flows to Weyerhaeuser.

         Notes

         The following summary of the terms of the Notes is qualified in its entirety by the terms of the Indenture which is included as an exhibit to this Report and is hereby incorporated by reference herein. The $225.0 million aggregate principal amount of Notes represent unsecured general obligations of the Company and bear interest at 9 5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes will not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Company in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date. In addition, at any time on or prior to November 15, 2000, the Company, at its option, may redeem the Notes with the net cash proceeds of a Common Units offering or other equity interests of the Master Partnership, at 109.625% of the principal amount hereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         The Indenture contains various affirmative and restrictive covenants applicable to the Company and its subsidiaries, including limitations on the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Master Partnership, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Master Partnership, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations or engage in a different line of business. Under the Indenture, the Company will be permitted to make cash distributions to the Master Partnership so long as no default or event of default exists or would exist upon making such distribution (a) if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or (b) if the Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount after the closing of this offering not to exceed (i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Common Units) received by the Master Partnership.

         Bank Credit Facility

         The following summary of the terms of the Bank Credit Facility is qualified in its entirety by the Form of Bank Credit Facility which is included as an exhibit to this Report and is hereby incorporated by reference. The Bank Credit Facility consists of the $75.0 million Acquisition Facility and the $25.0 million Working Capital Facility. As of December 31, 1997, there were no outstanding borrowings under the Bank Credit Facility. The Bank Credit Facility bears interest at the lower of the Bank's prime rate plus a margin of 2.0% (10.5% at December 31, 1997) or LIBOR plus a margin of 2.5% (8.41% at December 31, 1997). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Master Partnership may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the agreement governing the Bank Credit Facility.

         The Bank Credit Facility contains various affirmative and restrictive covenants applicable to the Company, including limitations on the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) incur any liens other than (a) liens on accounts receivable and inventory to secure indebtedness under a refinancing facility for the Working Capital Facility and (b) liens for purchase money financing of acquired assets up to an aggregate $10.0 million, (iii) sell assets or harvest timber in excess of certain limitations (which limitations are similar to those under the Indenture) and (iv) make investments, engage in transactions with affiliates, and enter into a merger, consolidation or sale of assets. The Bank Credit Facility requires that the Company maintain at all times the following financial ratios:
(i) Minimum Pro Forma EBITDDA (as defined in the Bank Credit Facility) to Pro Forma Interest Expense (as defined in the Bank Credit Facility) of 2.10 to 1.0 (calculated on a four quarter rolling basis) from the closing date through June 30, 1998, increasing to 2.25 to 1.0 thereafter and through June 30, 1999 and further increasing to 2.35 to 1.0 thereafter, (ii) Maximum Funded Debt (as defined in the Bank Credit Facility) to Pro Forma EBITDDA (as defined in the Bank Credit Facility) of not more than 5.25 to 1.0 (calculated on a four quarter rolling basis) from the closing date through June 30, 1998, reducing to 4.75 to
1.0 thereafter and through June 30, 1999, and further reducing to 4.50 to 1.0 thereafter and (iii) Minimum Asset Value (as defined in the Bank Credit Facility) to Funded Debt Ratio (as defined in the Bank Credit Facility) of 175% measured on a quarterly basis based on quarter end numbers.

         Under the Bank Credit Facility, so long as no Event of Default (as defined in the Bank Credit Facility) exists or would result, the Company will be permitted to make quarterly cash distributions to the Master Partnership in an amount not to exceed Available Cash (as defined in the Bank Credit Facility) in the preceding quarterly period. Available Cash shall reflect a reserve equal to 50% of the interest projected to be paid on the Notes in the next succeeding quarter, as well as 100% of the aggregate amount of all accrued and unpaid interest in respect of the Bank Credit Facility on the date of determination. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the Notes, Available Cash will be required to reflect a reserve equal to 25%, 50% and 75%, respectively, of the principal amount to be repaid on such date. The Bank Credit Facility also requires Available Cash to reflect a reserve for certain net proceeds from asset sales and excess harvests pending reinvestment.

         Capital Expenditures/Cash Distributions

         Capital expenditures in 1997 totaled $1.1 million. Capital expenditures incurred were mainly in the nature of land management/silvicultural expenses and office equipment and vehicle purchases. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be material and will consist mainly of land management/silvicultural expenditures. It is not currently anticipated that the Company will either maintain log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.8 million in 1998. Capital expenditures will consist primarily of capitalized silvicultural costs and miscellaneous equipment and computer hardware and software expenditures.

         Cash required to meet the Master Partnership's quarterly cash distributions, and interest and principal payments on indebtedness will be significant. The Manager expects that the debt service will be funded from current operations. The Master Partnership expects to make cash distributions from current funds and cash generated from operations.

         Effects of Inflation

         Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

         Year 2000 Compliance

         In connection with the Company's business activities, the Company is assessing the computer and information system needs of the overall organization. Along with this assessment, the Company is also reviewing its computer-based systems and applications to ensure that its computer and information systems will function properly at Year 2000. At this time, management of the Company believes that the specific costs of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements.

         Other

         Pursuant to an agreement dated as of July 29, 1997 between John J. Stephens, the former President and Chief Executive Officer and a former Director of the Manager and one of the Founding Directors, and the Company, Old Services, Mr. Rudey and certain of his affiliates, Mr. Stephens' interest in Old Services was redeemed for 95,238 Subordinated Units upon the consummation of the Transactions and $1.0 million payable in January 1998. Pursuant to an agreement dated as of July 29, 1997 between George R. Hornig, a Director of the Manager and one of the Founding Directors, and the Company, Old Services, Mr. Rudey and certain of his affiliates, Mr. Hornig's interest in Old Services was redeemed upon the closing of the Transactions for 48,160 Subordinated Units.

ITEM 8.  FINANCIAL STATEMENTS

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The Manager manages and operates the activities of the Company. The Company does not directly employ any of the persons responsible for managing or operating the Company.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE MANAGER

         The following table sets forth certain information with respect to the members of the Board of Directors of the Manager, its executive officers and certain key employees. Executive officers and directors are elected for one-year terms.

Name                      Age   Position with Manager
----                      ---   ---------------------
John M. Rudey             54    Chairman and Director(1)
Allen E. Symington        58    President and Chief Financial Officer and Director(2)
Robert E.L. Michie, Jr    50    Vice President - Operations
John C. McDowell          48    Vice President - Finance and Controller
Aubrey L. Cole            74    Director(3)
George R. Hornig          43    Director(4)
Spencer R. Stuart         75    Director(5)
Thomas C. Theobald        60    Director(6)
Robert F. Wright          72    Director(7)
Walter L. Barnes          55    Harvesting Manager
Robert A. Broadhead       46    Marketing Manager
Martin Lugus              57    General Manager
Kurt A. Muller            39    Planning Manager
Christopher J. Sokol      48    Forestry Manager


----------
(1) Member of the Executive (Chairman), Nominating (Chairman), Finance and Compensation (Chairman) Committees.
(2)  Member of the Executive and Finance Committees.
(3)  Member of the Executive and Nominating Committees.
(4)  Member of the Executive and Finance Committees.
(5)  Member of the Audit, Conflicts (Chairman), Compensation and LTIP
     Committees.
(6)  Member of the Audit, Conflicts, Compensation, Finance (Chairman) and
     LTIP Committees.
(7) Member of the Nominating, Finance, Compensation, Audit (Chairman) and LTIP (Chairman) Committees.

     John M. Rudey serves as Chairman and a Director of the Manager. Since 1992, Mr. Rudey has served as Chief Executive Officer of Garrin Properties Holdings, Inc., a private investment company that manages and advises investment portfolios principally concentrated in the timber and forest products industries and in real estate. He has previously acquired and managed for his family investment group a subsidiary of Westinghouse Electric Co. and a division of Monumental Life Insurance Company. Mr. Rudey holds a B.A. from Harvard College and an M.B.A. from Harvard Business School.

     Allen E. Symington serves as President and Chief Financial Officer and a Director of the Manager. From 1996- 98, Mr. Symington was Vice President, Finance of Simpson Timber Investment Company ("Simpson") (a private timberlands owner and forest products manufacturer) and from 1995-96 he served as Vice President - Investments and Treasurer. From 1988-94, Mr. Symington served as Vice President--Investments. Mr. Symington joined Simpson in 1962 and served in various capacities. Mr. Symington is currently Vice Chairman of the Washington State Employees Retirement Board and a director of Enterprises International (a company which produces manufacturing equipment for the pulp and paper industry). Mr. Symington holds a B.S. in Forest Products with a minor in Business and Finance from the University of Washington.

     Robert E.L. Michie, Jr. serves as Vice President - Operations of the Manager. From 1989-98, Mr. Michie was the Timberlands Manager of Simpson Timber Company, managing its timberland properties in Oregon and Washington. Prior to joining Simpson, Mr. Michie served in various capacities with Crown Zellerbach Corporation and its successor, Cavenham Forest Industries, Inc. Mr. Michie holds a B.S. in Industrial Engineering from Texas Tech University and an M.B.A. in Management from the University of Alaska.

     John C. McDowell serves as Vice President - Finance and Controller of the Manager. From 1989-97, Mr. McDowell served as Vice President - Controller for Simpson, and from 1986-88 he served as Assistant Treasurer for Simpson. From 1982-85, Mr. McDowell was Vice President - Controller for Simlog Leasing Company. From 1980-81, Mr. McDowell served as Controller for Farmer Construction Company; and from 1974-79, Mr. McDowell was an Audit Manager for Ernst & Young. Mr. McDowell holds a B.A. in Business Administration from the University of Washington and is a Certified Public Accountant.

         Aubrey L. Cole serves as a Director of the Manager. Since 1989 Mr. Cole has been a consultant for Aubrey Cole Associates, a sole proprietorship which provides management consulting services and makes investments. From 1986 to 1989, Mr. Cole was the Vice Chairman of the Board and Director of Champion International Corporation (a publicly traded forest products company) and from 1983 to 1993, Mr. Cole was the Chairman of Champion Realty Corporation (a land sales subsidiary of Champion International). Mr. Cole holds a B.B.A. from the University of Texas and serves on the Advisory Board of the Business School.

     George R. Hornig serves as a Director of the Manager. Since 1993, Mr. Hornig has been a Managing Director of Deutsche Bank North America Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin & Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig holds a B.A. from Harvard College, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School. Mr. Hornig is also a director of SL Industries, Inc. and Forrester Research, Inc.

     Spencer R. Stuart serves as a Director of the Manager. Mr. Stuart currently serves as honorary Chairman of Stuart Spencer & Associates/Management Consultants - Executive Searches, an international executive search and management consulting firm, which he founded in 1956, and from which he retired as Chairman and Chief Executive Officer in 1974. From 1990-92, Mr. Stuart was Chairman of Dean Witter Council of Management Advisors, a division of Dean Witter Investment Banking. Mr. Stuart is a director of Enhance Financial Services Group, Inc., Enhance Reinsurance Company and Asset Guaranty Inc. Mr. Stuart holds a B.S. from Haverford College.

     Thomas C. Theobald serves as a Director of the Manager. Since 1994, Mr. Theobald has been a Managing Director of William Blair Capital Partners, L.L.C. From 1987-94, Mr. Theobald served as Chairman and Chief Executive Officer of Continental Bank Corporation. From 1960-87, Mr. Theobald was Vice Chairman of Citicorp and Citibank N.A. Mr. Theobald holds a B.A. from Holy Cross College and an M.B.A. from Harvard Graduate School of Business. Mr. Theobald is also a director of the following companies: Xerox Corporation, Mutual Life Insurance Company of New York, Anixter International, LaSalle U.S. Realty Income and Growth Fund, Stein Roe Funds and LaSalle Partners.

     Robert F. Wright serves as a Director of the Manager. Since 1988, Mr. Wright has served as President and Chief Executive Officer of Robert F. Wright Associates, Inc., a firm making strategic investments and providing business consulting services. Previously, Mr. Wright spent 40 years, 28 years as a partner, at Arthur Andersen & Co. Mr. Wright holds a B.A. from Michigan State University and an M.B.A. from New York University. Mr. Wright is a director of the following companies: Hanover Direct Inc. (a catalog marketer), Reliance Standard Life Insurance Co. and affiliates (life insurance companies), The Navigators Group Inc. (a property insurance company), Norweb North America Corporation (an Irish investment company), Rose Technology Group Limited (a
Canadian professional engineering company), Deotexas Inc. (a development stage company) and Williams Real Estate Co., Inc. (a real estate company).

     Walter L. Barnes serves as Harvesting Manager of the Manager, responsible for all solid wood logging and fiber operations. From 1993-1996, prior to joining the Company, Mr. Barnes acted as the Operations Harvest Manager for Weyerhaeuser. Mr. Barnes was employed by Weyerhaeuser for 28 years and has extensive experience managing different harvesting systems on both the East and West sides of the Cascade Range. Mr. Barnes holds a B.S. degree from the University of Wyoming.

     Robert A. Broadhead serves as Marketing Manager of the Manager, responsible for all log and stumpage sales transactions. Mr. Broadhead was employed by Weyerhaeuser for 20 years and gained additional experience in investing and planning while serving as Planning Manager from 1981 to 1994. Mr. Broadhead holds a B.S. degree from Humboldt State University.

     Martin Lugus serves as General Manager of the Manager, responsible for all land management and operations on fee lands. Mr. Lugus was employed by Weyerhaeuser for 28 years, during which time he served as Forestry Manager from 1981 to 1991 and Timberlands Manager from 1991 to 1996. Mr. Lugus holds a B.S. from University of Connecticut and a M.F. from Yale School of Forestry and Environmental Studies.

         Kurt A. Muller serves as Planning Manager of the Manager, responsible for all harvest planning, as well as operating and developing the inventory and GIS systems. From 1982 to 1989, Mr. Muller was President of Woodland Consulting Services, Inc., during which time he gained additional experience in contracting forestry operations and forest land management as District Forester. Mr. Muller was employed by Weyerhaeuser for eight years and holds a B.S. degree from Oregon State University.

     Christopher J. Sokol serves as Forestry Manager of the Manager, responsible for forestry operations, environmental relationships, harvest prescriptions and nursery/orchard operations. Prior to joining the Company in 1996, Mr. Sokol was employed by Weyerhaeuser for 22 years and gained additional experience in forest regeneration and timber sales while serving as District Forester from 1982 to 1991 and as Forestry Manager thereafter. Mr. Sokol holds a B.S. from Oregon State University.

ITEM 11.   EXECUTIVE COMPENSATION

         The Master Partnership and the Manager were formed in June 1997. The Company was formed in June 1996, but had no officers or employees during the relevant period. Accordingly, neither the Company nor the Manager paid any compensation to its directors and officers with respect to 1996 or earlier, nor did any obligations accrue in respect of management incentive or retirement benefits for the directors and officers with respect to such year. Prior to the closing of the MLP Offering and Public Note Offering, all executive officers were employees of Old Services. Upon the closing of the MLP Offering and the Public Note Offering on November 19, 1997, the executive officers became employees of the Manager; therefore, the following disclosure covers the period from November 19, 1997 through December 31, 1997. Under the terms of the Operating Company Agreement, the Company is required to reimburse the Manager for expenses relating to the operation of the Company, including salaries and bonuses of employees employed on behalf of the Company, as well as the costs of providing benefits to such persons under employee benefit plans and for the costs of health and life insurance.

         The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the Manager's Chief Executive Officer and the named executive officers for services rendered during the fiscal year ended December 31, 1997:

                                            SUMMARY COMPENSATION TABLE




                                                                                                                          ALL OTHER
                                              ANNUAL COMPENSATION                       LONG TERM COMPENSATION          COMPENSATION
                                        ----------------------------------------   ------------------------------------ ------------
                                                                                                  SECURITIES
                                                                                                  UNDERLYING
                                                                      OTHER ANNUAL    RESTRICTED   OPTIONS/
NAME AND POSITION                 YEAR         SALARY      BONUS      COMPENSATION   STOCK AWARDS  SARS(#)   LTIP PAYOUTS
-----------------                 ----         ------      -----      ------------   ------------  -------   ------------ ----------

John J. Stephens, President and
 Chief Executive Officer (1)...   1997       $ 52,500     $    --     $    --        $    --                  $    --      $ --

Michael J. Morgan, Vice
 President and Chief Financial
 Officer (2)..............        1997       $ 14,700    $100,000     $    --        $    --                  $    --      $ --


(1) Mr. Stephens resigned as President and Chief Executive Officer effective January 2, 1998.

(2) Mr. Morgan was terminated as Vice President and Chief Financial Officer effective January 5, 1998. Edward J. Kobacker was terminated as Executive Vice President and Chief Operating Officer effective January 5, 1998. Pursuant to the terms of his termination, Mr. Kobacker received severance payments of $700,000. In addition, pursuant to the terms of his employment agreement, he is entitled to receive $450,000 in three equal installments of $150,000 on January 1, 1998, 1999 and 2000 as compensation for having forfeited his right to exercise certain in-the-money stock options granted him by a prior employer.

LONG-TERM INCENTIVE PLAN

         The Manager has adopted the U.S. Timberlands Company, L.P. Amended and Restated 1997 Long-Term Incentive Plan (the "Long-Term Incentive Plan") for key employees and directors of the Manager and its affiliates. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan, which is filed as an exhibit hereto. The Long-Term Incentive Plan consists of two components, a unit option plan (the "Unit Option Plan") and a restricted unit plan (the "Restricted Unit Plan"). The Long-Term Incentive Plan currently permits the grant of Unit Options and Restricted Units covering an aggregate of 857,748 Common Units.

         Unit Option Plan. The Unit Option Plan currently permits the grant of options ("Unit Options") covering 857,748 Common Units. Unit Options granted during the Subordination Period will become exercisable automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. If a grantee's employment is terminated by reason of his death, disability or retirement, the grantee's Unit Options will become immediately exercisable. In addition, a grantee's Unit Options will become immediately exercisable in the event of a "change of control" of the Company (as defined in the Long-Term Incentive Plan).

         Upon exercise of a Unit Option, the Manager will acquire Common Units in the open market at a price equal to the then-prevailing price on the principal national securities exchange upon which the Common Units are then traded, or directly from the Company or any other person, or use Common Units already owned by the Manager, or any combination of the foregoing. The Manager will be entitled to reimbursement by the Company for the difference between the cost incurred by the Manager in acquiring such Common Units and the proceeds received by the Manager from an optionee at the time of exercise. Thus, the cost of the Unit Options will be borne by the Company. If the Master Partnership issues new Common Units upon exercise of the Unit Options, the total number of Units outstanding will increase and the Manager will remit the proceeds received from the optionee to the Company.

         The  Unit  Option  Plan  has  been   designed  to  furnish   additional
compensation to key executives and key directors and to increase their proprietary interest in the future performance of the Company measured in terms of growth in the market value of Common Units.

         The following table sets forth certain information with respect to Unit Options granted to the named executive officers during the fiscal year 1997:

              LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR


                                                       PERFORMANCE OR OTHER
                                                       PERIOD UNTIL MATURATION
      NAME                  NUMBER OF UNIT OPTIONS         OR PAYOUT (3)
      ----                  ----------------------     -----------------------

John J. Stephens.....         107,218(1)                 3 years
Michael J. Morgan....          64,332(2)                 3 years

--------------------------
(1) Mr. Stephens ceased to be a member of the Manager's Board of Directors on January 2, 1998. The 107,218 Unit Options granted to Mr. Stephens expired unexercised as a result of his termination.

(2) The 64,332 Unit Options granted to Mr. Morgan expired unexercised as a result of his termination.

(3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.

         The following table sets forth certain information with respect to option grants to the named executive officers during fiscal 1997:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR






                                           INDIVIDUAL GRANTS
                                 ---------------------------------------                    POTENTIAL REALIZABLE VALUE AT
                                 NUMBER OF      % OF TOTAL                                  ASSUMED ANNUAL RATES OF STOCK
                                 SECURITIES    OPTIONS/ SARS  EXPIRATION                       PRICE APPRECIATION FOR
                                 UNDERLYING    GRANTED TO     EXERCISE OR                         OPTION TERM(4)
                               OPTIONS/ SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION      -----------------------------
                                  GRANTED       FISCAL YEAR     ($/SH) (3)     DATE             5%             10%
                                 -------       -----------    -----------   ----------      ----------      ----------

John J. Stephens..............   107,218(1)         12.5%   $    21.00     11/19/07 (1)  $ 1,416,350    $ 3,588,586
Michael J. Morgan.............    64,332(2)          7.5%   $    21.00     11/19/07 (2)  $   849,826    $ 2,153,192

-------------------------
(1) The 107,218 Unit Options granted to Mr. Stephens expired unexercised as a result of his termination.

(2) The 64,332 Unit Options granted to Mr. Morgan expired unexercised as a result of his termination.

(3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.

(4) A ten year period (the maximum length of the Unit Option term) was used for compounding purposes in the above calculations.

     The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 1997:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR ENDED OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                     OPTIONS/SARS AT      IN-THE-MONEY OPTIONS/SARS AT
                                                                     DECEMBER 31,1997           DECEMBER 31,1997
                                  SHARES                          ----------------------  ----------------------------
                                ACQUIRED ON    VALUE
        NAME                   EXERCISE (#)   REALIZED         EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------------------  ------------   --------         -----------  -------------  -----------  -------------
John J. Stephens.............      None      $    --             --            107,218(1)   $   --       $  N.A. (3)
Michael J. Morgan............      None      $    --             --             64,332(2)   $   --       $  N.A. (3)

---------------------
(1) The 107,218 Unit Options granted to Mr. Stephens expired unexercised as a result of his termination.

(2) The 64,332 Unit Options granted to Mr. Morgan expired unexercised as a result of his termination.

(3) At the close of trading on December 31, 1997, the market value of the Common Units was $20.75 per share. Since the Units Options, once exercisable, would be exercisable at $21.00 per share, the in-the-money computation is inapplicable.

         Restricted Unit Plan. A Restricted Unit is a "phantom" unit that entitles the grantee to receive a Common Unit upon the vesting of the phantom unit. No grants have been made under the Restricted Unit Plan. The LTIP Committee may, in the future, determine to make grants under such plan to key employees and directors containing such terms as the Committee shall determine. Restricted Units granted during the Subordination Period will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the Manager in the open market, Common Units already owned by the Manager, Common Units acquired by the Manager directly from the Company or any other person, or any combination of the foregoing. The Manager will be entitled to reimbursement by the Company for the cost incurred in acquiring such Common Units. If the Master Partnership issues new Common Units, the total number of Units outstanding will increase and the Company will receive no remuneration.

         The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

         The Manager's Board of Directors in its discretion may terminate the Long-Term Incentive Plan at any time with respect to any Common Units or Unit Options for which a grant has not theretofore been made. The Manager's Board of Directors will also have the right to alter or amend the Long-Term Incentive Plan or any part thereof from time to time; provided, however, that no change in any outstanding grant may be made that would impair the rights of the participant without the consent of such participant.

Compensation of Directors

         No additional remuneration will be paid to employees who also serve as directors. Each independent director receives $50,000 annually, for which they each agree to participate in four regular meetings of the Board of Directors and four Audit/Conflicts Committee meetings. Each other non-employee director receives $50,000 annually (to be paid in cash or Subordinated Units, as determined by each director), for which they each agree to participate in four regular meetings of the Board of Directors. Each non-employee director will receive $1,250 for each additional meeting in which he participates. In addition, each non-employee director will be reimbursed for his out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by the Company for his actions associated with being a director to the extent permitted under Delaware law.

         The Manager has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the Manager. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the Manager. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements.

Employment Agreements

         The Manager has entered into employment agreements with Messrs. Rudey, Symington, Michie and McDowell (the "Executives"). The summary of the Employment Agreements which follows does not purport to be complete and is qualified in its entirety by reference to the forms of Employment Agreement, which are filed as exhibits to this Annual Report. Each agreement has a term of approximately five years and includes confidentiality provisions and noncompete provisions. In each agreement, the confidentiality provisions will continue for 18 months following the later to occur of the Executive's termination of employment or, in the case of Messrs. Rudey and Symington, his resignation or removal from the Board, and, unless the Executive is terminated without "Cause," or the Executive terminates his employment for "Good Reason" or due to disability, the noncompete provisions will continue for a period of 12 months after the termination of such employment.

         The agreements provide for an annual base salary of $300,000, $260,000, $175,000 and $145,000 for each of Messrs. Rudey, Symington, Michie and McDowell, respectively, subject to such increases as the Board of Directors of the Manager may authorize from time to time. In addition, each of the Executives will be eligible to receive an annual cash bonus to be determined by the Compensation Committee not to exceed 100% of his base salary. Each of Messrs. Symington, Michie and McDowell has been guaranteed a minimum bonus equal to 50% of his base salary for each of 1998 and 1999. Each of the Executives also participates in the Long-Term Incentive Plan of the Manager as described above. The Executives will also be entitled to participate in such other benefit plans and programs as the Manager may provide for its employees in general.

         The agreements provide that in the event an Executive's employment is terminated without "Cause" (as defined in the Employment Agreements) or if the Executive terminates his employment for "Good Reason" (as defined below), such individual will be entitled to receive a severance payment in an amount equal to his base salary for the remainder of the employment term under the Employment Agreement or 12 months, whichever is less, plus a prorated bonus for the year of such termination calculated based on the bonus being equal to 100% of base salary. In the event of termination due to death or disability, the Executive will be entitled to accrued salary and benefits up to the date of the termination. In the event the individual's employment is terminated for "Cause," he will receive accrued salary and benefits up to the date of termination.

         Good Reason is defined in the agreements generally as: (i) in the case of Messrs. Rudey and Symington, failure of the Manager's members to elect or re-elect the Executive to the Board of Directors, (ii) failure of the Manager to vest in the Executive the position, duties and responsibilities contemplated by his Employment Agreement, (iii) failure of the Manager to pay any portion of the Executive's compensation, (iv) any material breach by the Manager of any material provision of the Employment Agreement and (v) a material reduction in the individual's duties, responsibilities or status upon a "change of control" as defined in the Employment Agreement. "Cause" is defined generally as: (i) any felony conviction, (ii) any material breach by the Executive of a material written agreement between the Executive and the Company, (iii) any breach caused by the Executive of the MLP Partnership Agreement, (iv) any willful misconduct by the Executive materially injurious to the Company, (v) any willful failure by the Executive to comply with any material policies, procedures or directives of the Board of Directors of the Manager or (vi) any fraud, misappropriation of funds, embezzlement or other similar acts of misconduct with respect to the Company.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Compensation Committee of the Manager is composed of Messrs. Rudey, Stuart, Theobald and Wright. Mr. Rudey also serves as Chairman of the Manager.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         None

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT OF THE COMPANY

         The Company is managed by the Manager pursuant to the Operating Company Agreement. Under the Operating Company Agreement the Manager is entitled to reimbursement of certain costs of managing the Company. These costs included compensation and benefits payable to officers and employees of the Manager, payroll taxes, general and administrative expenses and legal and professional fees.

CONSULTING AGREEMENTS

         The Manager has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the Manager. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the Manager. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements.

RELATED PARTY TRANSACTIONS

         Pursuant to an agreement dated as of July 29, 1997 between John J. Stephens, a Founding Director and the former President and Chief Executive Officer of the Manager, and the Company, Old Services, Mr, Rudey and certain of his affiliates, Mr. Stephen's interest in Old Services was redeemed for 95,238 Subordinated Units upon the consummation of the Transactions and $1.0 million paid in January 1998. Pursuant to an agreement dated as of July 29, 1997 between Mr. Hornig and the Company, Old Services, Mr. Rudey and certain of his affiliates, Mr. Hornig's interest in Old Services was redeemed upon the closing of the Transactions for 48,160 Subordinated Units.

REPURCHASE OF CERTAIN MEMBER INTERESTS; SEVERANCE PAYMENTS

         On January 5, 1998, the Manager made certain changes in senior management. In connection therewith, Edward J. Kobacker, the former Executive Vice President and Chief Operating Officer and a former Director of the Manager, became entitled to receive approximately $700,000 in severance payments pursuant to his employment agreement. In addition, pursuant to the terms of the Manager's operating agreement, the member interests of each of Mr. Stephens, Mr. Kobacker and John H. Beuter, a former Director of the Manager, were subject to repurchase at an aggregate price of $385,000 payable in three annual installments commencing February 1, 1998. The Company will reimburse the Manager for such repurchase payments.

                                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)(1) AND (2) FINANCIAL STATEMENTS

         See "Index to Financial Statements" set forth on page 46.

(a)(3) EXHIBITS

+3.1  --Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath
        Falls, L.L.C.
+10.1  --Credit Agreement among U.S. Timberlands Klamath Falls, L.L.C. and certain banks
+10.2  --Indenture among U.S. Timberlands Klamath Falls, L.L.C., U.S. Timberlands Finance
        Corp. and State Street Bank and Trust Company, as trustee
+10.3  --Contribution, Conveyance and Assumption Agreement among U.S. Timberlands
        Klamath Falls, L.L.C. other parties
*10.4  --Form of U.S. Timberlands Company, L.P. 1997 Long-Term Incentive Plan
*10.5  Employment Agreement for Mr. Rudey
 10.6  Employment Agreement for Mr. Symington
 10.7  Employment Agreement for Mr. Michie
 10.8  Employment Agreement for Mr. McDowell
*10.9  --Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C. and Collins
        Products LLC
*21.1  --List of Subsidiaries
 27.1  --Financial Data Schedule

------------------------------------
* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Master Partnership's Current Report on Form 8-K filed January 15, 1998.

(b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by the Annual Report.

                                                                     APPENDIX A

                           GLOSSARY OF CERTAIN TERMS

     Acquisition: The acquisition by the Master Partnership of substantially all of the equity interests in the Company and the business and assets of U.S. Timberlands Management Company, L.L.C., on November 19, 1997.

     Acquisition Facility: A $75.0 million revolving credit facility entered into by the Company used for acquisitions and improvements.

     Available Cash: With respect to any quarter prior to liquidation:

                  (a) the sum of (i) all cash and cash equivalents of the Company Group on hand at the end of such quarter and (ii) all additional cash and cash equivalents of the Company Group on hand on the date of determination of Available Cash with respect to such quarter resulting from borrowings for working capital purposes made subsequent to the end of such quarter, less

                  (b) the amount of any cash reserves that is necessary or appropriate in the reasonable discretion of the Manager to (i) provide for the proper conduct of the business of the Company Group (including reserves for future capital expenditures and for anticipated future credit needs of the Company Group) subsequent to such quarter, (ii) comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which any member of the Company Group is a party or by which it is bound or its assets are subject, or (iii) provide funds for distributions under Section 6.4 or 6.5 of the MLP Partnership Agreement in respect of any one or more of the next four quarters; provided, however, that the Manager may not establish cash reserves pursuant to (iii) above if the effect of such reserves would be that the MLP is unable to distribute the Minimum Quarterly Distribution on all Common Units with respect to such quarter; and, provided further, that disbursements made by a Group Member or cash reserves established, increased or reduced after the end of such quarter but on or before the date of determination of Available Cash with respect to such quarter shall be deemed to have been made, established, increased or reduced for purposes of determining Available Cash within such quarter if the Manager so determines. Notwithstanding the foregoing, "Available Cash" with respect to the quarter in which the liquidation of the Company occurs and any subsequent quarter shall equal zero.

     Bank Credit Facility: The $75.0 million Acquisition Facility and the $25.0 million Working Capital Facility both entered into by the Company.

     BBF:  One billion board feet.

     BLM:  The U.S. Department of Interior Bureau of Land Management.

     Board Foot (BF): A unit of lumber measurement 1 foot square and 1 inch thick.

         Cause: Means a court of competent jurisdiction has entered a final, non-appealable judgment finding the Manager liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as a general partner of the Company.

         CERCLA and Superfund: Refer generally to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

         Chips: Wood generated either in a whole log chip mill or as a by-product of the manufacture of lumber and plywood and used in the manufacture of pulp and paper and various composite panel products such as medium density fiberboard, particle board and oriented strand board.

        Closing Date:  November 19, 1997.

        Code:  Internal Revenue Code of 1986, as amended.

        Collins:  Collins Products LLC.

        Collins Supply Agreement: The 10-year log supply agreement that the Company has entered into with Collins, extendable by Collins for two additional five-year terms.

        Common Units: A Unit representing a fractional part of the Partnership Interests of all limited partners and assignees and having the rights and obligations specified with respect to Common Units in the Partnership Agreement.

        Company: U.S. Timberlands Klamath Falls, L.L.C., a Delaware limited liability company, and any successors thereto.

        Company Group: The Company, the Master Partnership and any subsidiary of either such entity, treated as a single consolidated entity.

        Compensation Committee: A committee of the board of directors of the Manager which initially consists of five directors, including two independent directors, which determines the compensation of the officers of the Manager and administer its employee benefit plans.

        Conflicts Committee: A committee of the board of directors of the Manager composed entirely of two or more directors who are neither members, officers nor employees of the Manager nor officers, directors, employees or security holders of any affiliate of the Manager.

        DBH: "Diameter at breast height," a term frequently used to describe a tree measurement taken 4 1/2 feet above ground level.

        DD&A:  Depreciation, depletion and road amortization.

        Departing Manager: A former managing member of the Company from and after the effective date of any withdrawal or removal of such former managing member pursuant to the Operating Company Agreement.

        EBITDDA: Operating income plus depreciation, depletion and amortization and cost of timber and property sales. EBITDDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution.

        Fee Timber: Timber which is located on property owned in fee, as opposed to timber that is located on lands owned by other parties and is acquired pursuant to cutting contracts.

        Finance Corp.: U.S. Timberlands Finance Corp., a wholly-owned subsidiary of the Company.

        Founding Directors: John J. Stephens and George R. Hornig, individuals who received approximately 143,398 Subordinated Units upon redemption of their interests in Old Services, and the other individuals who were directors of the Manager at the Closing Date.

        GIS:  The Company's computerized geographic information system.

         Guidelines: The guidelines, suggested by the United States Fish and Wildlife Service in 1990, are to be followed by landowners in order to comply with the Endangered Species Act's prohibition against harming or harassing owls.

        Holdings: U.S. Timberlands Holdings, L.L.C., a Delaware limited liability company.

         Holdings Debt: The $130.0 million of bank indebtedness incurred by Holdings in connection with the Company's acquisition of the Klamath Falls Timberlands in August 1996.

         Incentive Distributions: The distributions of Available Cash from Operating Surplus initially made to the Manager that are in excess of the Manager's aggregate 2% general partner interest.

        Indenture: The indenture pursuant to which the Notes were issued, which is filed as an exhibit hereto.

        Issuers: The Company together with Finance Corp.

        Klamath Falls Timberlands: The approximately 604,000 fee acres of timberland acquired by the Company and Old Services in August 1996 from Weyerhaeuser.

        Logs: The stem of the tree after it has been felled. The raw material from which lumber, plywood and other wood products are processed.

        Long-Term Incentive Plan: The U.S. Timberlands Company, L.P. Amended and Restated 1997 Long-Term Incentive Plan.

         LTIP Committee: A committee of the board of directors of the Manager, which initially consists of three directors, including the two independent directors, which acts with respect to the Company's Long-Term Incentive Plan.

        Manager or New Services: U.S. Timberlands Services Company, L.L.C. (formerly known as New Services, L.L.C.), a Delaware limited liability company, and its successors and permitted assigns as general partner of the Master Partnership.

        Management Incentive Plan: The U.S. Timberlands Company, L.P. Management Incentive Plan.

        Master Partnership: U.S. Timberlands Company, L.P., and any successors thereto.

        MBF: One thousand board feet. A common unit of measure for pricing standing timber as well as lumber.

         MLP Offering: The initial public offering by the Master Partnership of the Common Units.

         MLP Partnership Agreement: The Amended and Restated Agreement of Limited Partnership of the Master Partnership (which is filed as an exhibit hereto), as it may be amended, restated or supplemented from time to time.

         MMBF:  One million board feet.

         Merchantable Timber: A tree that will produce a sound log 16 feet in length and at least 5" in diameter, inside bark, at the small end. Timber may be merchantable even if it has not reached its optimum sale value.

        Minimum Quarterly Distribution: $0.50 per Unit with respect to each quarter or $2.00 per Unit on an annualized basis, subject to adjustment.

         Notes: The $225.0 million aggregate principal amount of unsecured senior notes due 2007, offered publicly by the Company on November 13, 1997.

         NYSE: The New York Stock Exchange.

         Ochoco:  Ochoco Lumber Company.

         Ochoco Acquisition: The acquisition of the Ochoco Timberlands by the Company from Ochoco on July 15, 1997.

         Ochoco Timberlands: The approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland acquired by the Company on July 15, 1997 from Ochoco.

         Old Services: U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C.

         Operating Company Agreement: The Second Amended and Restated Operating Agreement of the Operating Company, as it may be amended, supplemented or restated from time to time (which is filed as an exhibit hereto).

         Operating Surplus: As to any period prior to liquidation, on a cumulative basis and without duplication:

                  (a) the sum of (i) $15.0 million plus all cash and cash equivalents of the Partnership Group on hand as of the close of business on the Closing Date, (ii) all cash receipts of the Partnership Group for the period beginning on the Closing Date and ending with the last day of such period, other than cash receipts from Interim Capital Transactions and (iii) all cash receipts of the Partnership Group after the end of such period but on or before the date of determination of Operating Surplus with respect to such period resulting from borrowings for working capital purposes, less

                  (b) the sum of (i) Operating Expenditures for the period beginning on the Closing Date and ending with the last day of such period and
(ii) the amount of cash reserves that is necessary or advisable in the reasonable discretion of the Manager to provide funds for future Operating Expenditures, provided however, that disbursements made (including contributions to a member of the Partnership Group or disbursements on behalf of a member of the Partnership Group) or cash reserves established, increased or reduced after the end of such period but on or before the date of determination of Available Cash with respect to such period shall be deemed to have been made, established, increased or reduced for purposes of determining Operating Surplus, within such period if the Manager so determines. Notwithstanding the foregoing, "Operating Surplus" with respect to the quarter in which the liquidation occurs and any subsequent quarter shall equal zero.

         Opinion of Counsel: A written opinion of counsel, acceptable to the Manager in its reasonable discretion, to the effect that the taking of a particular action will not result in the loss of the limited liability of the limited partners of the Master Partnership or cause the Master Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes.

         OSHA:   Federal Occupational Safety and Health Act.

         Partnership Interest: An ownership interest in the Master Partnership, which shall include the general partner interests and limited partner interests.

         Plantations: The 184,000 acres of the Timberlands which are actively managed tree farms.

         Predecessor: The southern Oregon timberlands operations of Weyerhaeuser acquired by the Company in the Weyerhaeuser Acquisition.

        Public Note Offering: The public offering by the Operating Company of the Notes.

        Registration Statement: The Registration Statement on Form S-1 (No. 333-34389), filed by the Company and Finance Corp. with the United States Securities and Exchange Commission, relating to the Notes.

        RROW: Reciprocal right-of-way.

        Seedling: A young tree generally less than three years of age used as planting stock for reforestation.

        Securities Act:  The Securities Act of 1933, as amended.

        Silviculture: The practice of cultivating forest crops based on the knowledge of forestry; more particularly, controlling the establishment, composition and growth of forests.

        Softwoods: Coniferous trees, usually evergreen and having needles or scalelike leaves, such as Ponderosa. pine, Douglas fir, white pine and spruce.

        Stand: An area of trees possessing sufficient uniformity of age, size and composition to be distinguished from adjacent areas so as to form a management unit. The term is usually applied to forests of commercial value.

        Stumpage:  Standing timber (timber as it stands uncut in the woods).

        Subordinated Unit: A Unit representing a fractional part of the partnership interests of all limited partners of the Master Partnership and assignees (other than of holders of the Incentive Distribution Rights) and having the rights and obligations specified with respect to Subordinated Units in the MLP Partnership Agreement. The term "Subordinated Unit" as used herein does not include a Common Unit.

        Subordination Period: The Subordination Period will generally extend from the closing of the MLP Offering until the first to occur of: (a) the first day of any quarter beginning after December 31, 2002 in respect of which (i) distributions of Available Cash from Operating Surplus on each of the outstanding Common Units and the Subordinated Units with respect to each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods,
(ii) the Adjusted Operating Surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units that were outstanding during such periods on a fully-diluted basis (i.e., taking into account for purposes of such determination all Outstanding Common Units, all Outstanding Subordinated Units, all Common Units and Subordinated Units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest prior to the end of the quarter immediately following the quarter with respect to which such determination is made, and all Common Units and Subordinated Units that have as of the date of determination, been earned by but not yet issued to management of the Master Partnership in respect of incentive compensation), plus the related distribution on the general partner interest in the Master Partnership and the managing member interest in the Company, and (iii) there are no outstanding Common Unit Arrearages; and (b) the date on which the Manager is removed as general partner of the Master Partnership upon the requisite vote by holders of Outstanding Units under circumstances where Cause does not exist and Units held by the Manager and its Affiliates are not voted in favor of such removal. Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on a one-for-one basis on the first day after the record date established by the Manager for any quarter ending on or after (a) December 31, 2000 with respect to one-quarter of the Subordinated Units (1,070,530 Subordinated Units) and (b) December 31, 2001 with respect to an additional one-quarter of the Subordinated Units (1,070,530 Subordinated Units), on a cumulative basis, in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units
and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units that were outstanding during such periods on a fully diluted basis (i.e., taking into account for purposes of such determination all Outstanding Common Units, all Outstanding Subordinated Units, all Common Units and Subordinated Units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest prior to the end of the quarter immediately following the quarter with respect to which such determination is made, and all Common Units and Subordinated Units that have as of the date of determination, been earned by but not yet issued to management of the Master Partnership in respect of incentive compensation), plus the related distribution on the general partner interest in the Master Partnership and the managing member interest in the Company, and (iii) there are no outstanding Common Unit Arrearages; provided, however, that the early conversion of the second quarter of Subordinated Units may not occur until at least one year following the early conversion of the first quarter of Subordinated Units. In addition, if the Manager is removed as general partner of the Master Partnership under circumstances where Cause does not exist and Units held by the Manager and its affiliates are not voted in favor of such removal (i) the Subordination Period will end and all outstanding Subordinated Units will immediately and automatically convert into Common Units on a one-for-one basis, (ii) any existing Common Unit Arrearages will be extinguished and (iii) the Manager will have the right to convert its combined 2% interest in the Master Partnership and the Company (and all the rights to the Incentive Distribution) into Common Units or to receive cash in exchange for such interests.

         Thinning: Removal of selected trees, usually to eliminate overcrowding, to remove dead, dying, deformed or diseased trees and to promote more rapid growth of desired trees. "Pre-commercial thinning" refers to thinning that does not directly produce merchantable timber. "Commercial thinning" results directly in merchantable timber.

         Timber:  Standing trees not yet harvested.

         Timberlands:  The timber properties of the Company.

         Transactions: The transactions related to the formation of the Company and the Master Partnership, the issuance of the Common Units, the issuance of the Notes, the entering into of the Bank Credit Facility and the other transactions that occurred in connection with the Note Offering and the MLP Offering.

     Unitholders: Holders of the Common Units and the Subordinated Units, collectively.

     Units: The Common Units and the Subordinated Units, collectively, but not including the right to receive Incentive Distributions.

         USFS:  United States Department of Agriculture--Forest Service.

         USFWS:  United States Fish and Wildlife Service.

         USTK Debt: The $285.0 million of bank indebtedness incurred by the Company in July 1997 to refinance indebtedness incurred in connection with the acquisition of the Klamath Falls Timberlands and to finance the acquisition of the Ochoco Timberlands.

         Weyerhaeuser:  Weyerhaeuser Company.

         Weyerhaeuser Acquisition: The acquisition by the Company and Old Services in August 1996 of the Klamath Falls Timberlands from Weyerhaeuser.

         Working Capital Facility: A $25.0 million revolving credit facility entered into by the Company to be used for working capital purposes.

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998.

                             U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.

                             By:      U.S. Timberlands Services Company, L.L.C.
                                      Manager

                                      /s/ John M. Rudey
                             By: ____________________________________________
                                      John M. Rudey
                                      Chairman



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



                  /s/ John M. Rudey                    Chairman and Director                            March 30, 1998
-----------------------------------------------------  (Principal Executive Officer)
                    John M. Rudey

                /s/ Allen E. Symington                 President, Chief Financial Officer and           March 30, 1998
-----------------------------------------------------  Director (Principal Financial Officer)
                 Allen E. Symington

              /s/ Robert E. L. Michie, Jr.             Vice President - Operations                      March 30, 1998
-----------------------------------------------------
              Robert E. L. Michie, Jr.

              /s/ John C. McDowell                     Vice President - Finance and Controller          March 30, 1998
-----------------------------------------------------  (Principal Accounting Officer)
                  John C. McDowell

              /s/ Aubrey L. Cole                                                                        March 30, 1998
-----------------------------------------------------  Director
                   Aubrey L. Cole

              /s/ George R. Hornig                                                                      March 30, 1998
-----------------------------------------------------  Director
                  George R. Hornig

               /s/ Spencer R. Stuart                                                                    March 30, 1998
-----------------------------------------------------  Director
                  Spencer R. Stuart

             /s/ Thomas C. Theobald                                                                     March 30, 1998
-----------------------------------------------------  Director
                 Thomas C. Theobald

               /s/ Robert F. Wright
-----------------------------------------------------  Director                                         March 30, 1998
                  Robert F. Wright



                         U.S. TIMBERLANDS FINANCE CORP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998.

                                    U.S. TIMBERLANDS FINANCE CORP.

                                           /s/ John M. Rudey
                                    By:____________________________________
                                             John M. Rudey
                                             Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.






                 /s/ John M. Rudey                     Chairman and Director                           March 30, 1998
-----------------------------------------------------  (Principal Executive Officer)
                   John M. Rudey

               /s/ Allen E. Symington                  President and Chief Financial Officer           March 30, 1998
-----------------------------------------------------  (Principal Financial Officer)
                 Allen E. Symington

                /s/ John C. McDowell                   Vice President - Finance and Controller         March 30, 1998
-----------------------------------------------------  (Principal Accounting Officer)
                  John C. McDowell



                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants......................................47

Consolidated Balance Sheets -- December 31, 1997 and 1996.....................48

Consolidated Statements of Operations.........................................49

Consolidated Statements of Cash Flows.........................................50

Consolidated Statements of Changes in Members' Equity (Deficit) and
     Weyerhaueser Investment and Advances.....................................52

Notes to Consolidated Financial Statements....................................53

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
U.S. Timberlands Klamath Falls, L.L.C.

         We have audited the accompanying consolidated balance sheets of U.S. Timberlands, as described in Note 1, as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in members' equity (deficit), and cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996. We have also audited the statements of operations, changes in Weyerhaeuser investment and advances and cash flows of the Predecessor for the year ended December 31, 1995 and the period from January 1, 1996 through August 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Timberlands as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996, and the results of the Predecessor's operations and cash flows for the year ended December 31, 1995 and the period from January 1, 1996 through August 29, 1996 in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP
Portland, Oregon,
  January 23, 1998

                                U.S. TIMBERLANDS

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                    ASSETS
                                    ------
                                                                                                December 31,
                                                                                      --------------------------------
                                                                                         1997               1996
                                                                                      --------------------------------
CURRENT ASSETS:
    Cash and cash equivalents........................................................ $     10,625    $     16,613
    Accounts receivable, net of allowance for doubtful accounts of
     $100 and $0, respectively ......................................................        2,526           1,563
    Other receivables................................................................        1,247             131
    Receivable from affiliate........................................................           --          10,121
    Inventories .....................................................................           --              78
    Prepaid expenses ................................................................          534             680
    Logging equipment held for resale................................................           --             400
                                                                                      ------------    ------------
      Total current assets...........................................................       14,932          29,586
                                                                                      ------------    ------------

TIMBER, TIMBERLANDS AND LOGGING ROADS, net...........................................      359,349         273,457

SEED ORCHARD AND NURSERY STOCK.......................................................        1,828           1,901

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Equipment........................................................................          605             801
    Buildings and land improvements..................................................          843             677
    Less- Accumulated depreciation...................................................         (187)            (58)
                                                                                      ------------    ------------
      Total property, plant and equipment............................................        1,261           1,420

LONG-TERM RECEIVABLE.................................................................        1,171              --

DEFERRED FINANCING FEES .............................................................        6,673           3,827
                                                                                      ------------    ------------
      Total assets................................................................... $    385,214    $    310,191
                                                                                       ===========     ===========

                                      LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
                                      -----------------------------------------
CURRENT LIABILITIES:
    Accounts payable................................................................. $      1,404    $        889
    Accrued liabilities..............................................................        4,949           7,238
    Deferred revenue.................................................................        5,744              --
    Payable to affiliate.............................................................        1,000              --
                                                                                      ------------    ------------
      Total current liabilities......................................................       13,097           8,127

BORROWINGS UNDER REVOLVING CREDIT FACILITY                                                       --          90,000
LONG-TERM DEBT                                                                             225,000         215,000
MEMBERS' EQUITY (DEFICIT):
  Members' deficit prior to the transactions
    Old Services.....................................................................           --          (1,127)
    USTK ............................................................................           --          (1,809)
Members' equity
    Managing member's interest.......................................................        1,471              --
    Nonmanaging member's interest....................................................      145,646              --
                                                                                      ------------    ------------
                                                                                           147,117          (2,936)
                                                                                      ------------    ------------
      Total liabilities and members' equity (deficit)................................ $    385,214    $    310,191
                                                                                       ===========     ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                U.S. TIMBERLANDS

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)





                                                     U.S. Timberlands                       Predecessor
                                                 ----------------------------------  -----------------------------------

                                                                      August 30,       January 1,
                                                                     1996 Through     1996 Through
                                                                     December 31,      August 29,
                                                         1997             1996              1996             1995
                                                 ----------------------------------  -----------------------------------
                                                        (a)               (a)
REVENUES:
    Log and stumpage sales...................... $      60,445     $      13,590    $      14,077     $      29,110
    Timber and property sales...................        15,244                --               --                --
    By-products and other.......................         1,656               429            1,501             2,623
                                                 -------------     -------------    -------------     -------------
      Total revenues............................        77,345            14,019           15,578            31,733

OPERATING COSTS:
    Cost of products sold.......................        17,778             6,179            9,225            14,951
    Cost of timber and property sales...........         8,746                --               --                --
    Depreciation, depletion and road amortization       17,303             3,323              927             1,486
    Selling, general and administrative expenses         6,250             9,284            2,730             4,235
                                                   -----------     -------------    -------------     -------------
         Operating income (loss)................        27,268            (4,767)           2,696            11,061

INTEREST EXPENSE................................        25,321             7,316               --                --
AMORTIZATION OF DEFERRED FINANCING
FEES AND DEBT GUARANTEE FEES....................         4,193             1,326               --                --
INTEREST INCOME.................................        (1,452)             (409)              --                --
OTHER (INCOME) EXPENSE, net.....................           574                36                1              (555)
                                                  -------------     -------------    -------------     -------------
INCOME (LOSS) BEFORE  EXTRAORDINARY
ITEMS...........................................        (1,368)          (13,036)           2,695            11,616
EXTRAORDINARY ITEMS, losses on
extinguishment of debt..........................         9,337                --               --                --
                                                  -------------     -------------    -------------     -------------
NET INCOME (LOSS)                                $     (10,705)    $     (13,036)   $       2,695     $      11,616
                                                  ============      ============     ============      ============


         (a) Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statement of operations for 1997 and the combined statement of operations for the period from August 30, 1996 through December 31, 1996 are not comparable to the statements of operations of the Predecessor. See the accompanying notes for additional information.























              The accompanying notes are an integral part of these
                            consolidated statements.

                                U.S. TIMBERLANDS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                         U.S. Timberlands                       Predecessor
                                                 ---------------------------------  ------------------------------------
                                                                      August 30,       January 1,
                                                                     1996 Through     1996 Through
                                                                     December 31,      August 29,
                                                         1997             1996              1996              1995
                                                 ---------------------------------  ------------------------------------
                                                         (a)               (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................... $     (10,705)    $     (13,036)   $       2,695     $      11,616
  Adjustments to reconcile net income (loss)
   to cash provided by (used in) operating
   activities.................................
    Depreciation, depletion, amortization and
     cost of timber and property sold.........        26,775             3,549              927             1,486
    Write-off of deferred financing fees......         9,148                --               --                --
    Other noncash items.......................           630                51                6              (200)
  Changes in operating accounts ..............
    Receivables...............................        (3,250)           (1,694)             699             1,057
    Interest receivable from affiliate........           121              (121)              --                --
    Inventories...............................            78               921            1,348            (1,535)
    Prepaid expenses..........................           146              (680)             371              (308)
    Accounts payable..........................           515               889             (292)             (272)
    Accrued liabilities.......................        (2,919)            7,137             (242)              (34)
    Deferred revenue..........................         5,744                --               --                --
                                               -------------     -------------    -------------     -------------
      Net cash provided by (used in) operating
       activities.............................        26,283            (2,984)           5,512            11,810

CASH FLOWS FROM INVESTING ACTIVITIES:
  Weyerhaeuser Acquisition....................            --          (283,464)              --                --
  Receivable from affiliate...................        10,000           (10,000)              --                --
  Purchase of property, plant and equipment...          (319)             (212)              (6)           (1,124)
  Proceeds from sales of property, plant and
   equipment..................................           400             2,374               --               223
  Ochoco Acquisition..........................      (110,873)               --               --                --
  Timber and road additions...................          (534)              (12)             (26)             (224)
  Capitalized seed orchard and nursery  costs.          (240)             (136)            (427)             (734)
                                               --------------    --------------   --------------    --------------
    Net cash used in investing activities.....      (101,566)         (291,450)            (459)           (1,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Weyerhaeuser investment and advances,  net..            --                --           (5,054)           (9,951)
  Members' contributions......................       163,206            10,100               --                --
  Member's distribution.......................        (1,191)               --               --                --
  Deferred financing fees.....................       (12,720)           (4,053)              --                --
  Long-term borrowings........................       510,000           305,000               --                --
  Repayment of long-term borrowings...........      (590,000)               --               --                --
                                               -------------     -------------    -------------     -------------
    Net cash provided by (used in) financing
     activities...............................        69,295           311,047           (5,054)           (9,951)

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS.............................        (5,988)           16,613               (1)               --
CASH AND CASH EQUIVALENTS, beginning
 of period....................................        16,613                --                1                 1
                                               -------------     -------------    -------------     -------------
CASH AND CASH EQUIVALENTS, end
 of period.................................... $      10,625     $      16,613    $          --     $           1
                                                ============      ============     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.....................  $      28,083     $       2,062    $          --     $          --

NONCASH ACTIVITIES:



                                                     U.S. Timberlands                       Predecessor
                                                 ---------------------------------  ------------------------------------
                                                                      August 30,       January 1,
                                                                     1996 Through     1996 Through
                                                                     December 31,      August 29,
                                                       1997              1996            1996              1995
                                                 ----------------------------------  -----------------------------------
                                                        (a)               (a)
  Net asset transfers (to) from Weyerhaeuser
   Company, principally property, plant and
   equipment.................................   $          --     $          --    $       1,043     $        (255)
  Redemption of member's interest in Old
   Service...................................   $       1,000     $          --    $          --     $          --

         (a) Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statement of cash flows for 1997 and the combined statement of cash flows for the period from August 30, 1996 through December 31, 1996 are not comparable to statements of cash flows of the Predecessor. See the accompanying notes for additional information.


















































              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                U.S. TIMBERLANDS

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                   MEMBERS' EQUITY (DEFICIT) AND WEYERHAEUSER
                            INVESTMENT AND ADVANCES

                                 (in thousands)


                                                  U.S.
                                              Timberlands
                                               Management
                                                Company
                               Predecessor       L.L.C.                 U.S. Timberlands Klamath Falls, L.L.C.
                               ------------   -------------   ----------------------------------------------------------
                                                 (a)               (a)           (a)           (a)            (a)

                                                                              Member's         Member's
                                                Members'         Member's      Equity           Equity
                                                 Equity           Equity     (Deficit)-       (Deficit)-     Total
                                Weyerhaeuser    (Deficit)-      (Deficit)-    Managing        Nonmanaging   Members'
                               Investment and  Prior to the    Prior to the   Member's         Member's      Equity
                                Advances       Transactions    Transactions   Interest         Interest     (Deficit)
                               --------------  ------------    ------------   ---------       -----------   ---------
  BALANCE, December 31, 1994.. $     27,745    $         --   $         --  $         --   $         --   $         --
    Net income................       11,616              --             --            --             --             --
    Net distributions to
     Weyerhaeuser Company.....        9,951              --             --            --             --             --
    Net asset transfers to
     Weyerhaeuser Company.....         (255)             --             --          --               --             --
                               -------------   ------------   ------------  -----------    ------------     ----------

  BALANCE, December 31, 1995         29,155              --             --            --             --             --
    Net income................        2,695
    Net distributions to
     Weyerhaeuser Company.....       (5,054)             --             --            --             --             --
    Net asset transfers from
     Weyerhaeuser Company.....        1,043              --             --            --             --             --
                               ------------

  BALANCE, August 29, 1996.... $     27,839              --             --            --             --             --
                                ===========
    Members' contributions....                          100         10,000            --             --         10,100
    Net loss..................                       (1,227)       (11,809)           --             --        (13,036)
                                               -------------  ------------- ------------   ------------   ------------

  BALANCE, December 31, 1996..                       (1,127)        (1,809)           --             --         (2,936)
    Members' distribution.....                       (1,191)            --            --             --         (1,191)
    Net loss- January 1, 1997
     through November 18, 1997                       (2,009)        (7,424)           --             --         (9,433)
    Redemption of member's
     interest.................                       (1,000)            --            --             --         (1,000)
    Assumption of Old Services'
     net liabilities..........                        5,327         (5,584)           --             --           (257)
    Allocation of managing and
     nonmanaging members'
     interests in members'
     deficit..................                           --         14,817          (148)       (14,669)            --
    Member's contributions....                           --             --         1,632        161,574        163,206
    Net loss- November 19, 1997
     through December 31, 1997.                          --             --           (13)        (1,259)        (1,272)
                                                ------------   ------------  ------------  ------------  -------------
  BALANCE, December 31, 1997..                 $         --   $         --  $      1,471   $    145,646   $    147,117
                                                ===========    ===========   ===========    ===========    ===========


         (a) Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statement of members' equity (deficit) for the year ended December 31, 1997 and the combined statement of changes in members' deficit for the period from August 30, 1996 through December 31, 1996 are not comparable to the statements of changes in Weyerhaeuser investment and advances of the Predecessor. See the accompanying notes for additional information.

              The accompanying notes are an integral part of these
                            consolidated statements.

                                U.S. TIMBERLANDS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (All dollar amounts in thousands except unit amounts)

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Organization

     The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, L.L.C. (USTK), a Delaware limited liability company, and its wholly owned subsidiary U.S. Timberlands Finance Corp. (Finance Corp.), collectively referred to hereafter as the Company. Finance Corp. serves as co-obligor for USTK's Notes (defined below). It has nominal assets and does not conduct any operations. All intercompany transactions have been eliminated in consolidation.

     U.S. Timberlands Company, L.P. (the MLP) owns a 99% nonmanaging member interest in USTK. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. (Old Services). U.S. Timberlands Services Company, L.L.C. (the Manager) manages the businesses of the Company and owns a 1% managing member interest in USTK.

Nature of Operations

         The primary activity of the Company is the growing of trees and the sale of logs and standing timber to third party wood processors. The Company's timber is located in Oregon, east of the Cascade Range. Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

Initial Public Offering and Related Transactions

         On November 19, 1997, the MLP completed an initial public offering (the Common Units Offering) of 8,577,487 common units (including the 1,118,803 common units issued upon exercise of the underwriters' overallotment option in December
1997) representing limited partner interests (Common Units). In addition, the Company issued $225,000 of senior unsecured notes in a public offering (the Notes). Concurrent with the Common Units Offering, Old Services contributed all of its assets to the Manager in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness of U.S. Timberlands Holdings, L.L.C. (Holdings), an affiliate of USTK, and the Manager contributed its timber operations to USTK in exchange for a member's interest in USTK. The Manager then contributed all but a 1% member interest in USTK to the MLP in exchange for a general partner interest, 1,387,963 subordinated units representing limited partner interests (Subordinated Units) and the right to receive certain incentive distributions. The Manager distributed the 1,387,963 Subordinated Units to Old Services and Old Services used a portion of such Subordinated Units to redeem interests in Old Services. Holdings also contributed all of its member interest in USTK to the MLP in exchange for 2,894,157 Subordinated Units. This series of transactions is hereafter referred to as the Transactions. Since the controlling owner of Old Services and USTK prior to the Transactions now controls the Manager, the Transactions were recorded as a reorganization under common control and therefore remain at their historical cost.

BASIS OF PRESENTATION - PRIOR TO THE TRANSACTIONS

         During 1996, USTK and Old Services were formed and subsequently entered into an agreement with Weyerhaeuser Company on August 30, 1996 to purchase approximately 601,000 acres of timber and timberlands and certain other assets (the Weyerhaeuser Acquisition) as discussed further in Note 3. As legal entities, USTK and Old Services were not consolidated. However, due to common ownership and management, the financial statements of USTK and Old Services prior to the Transactions have been presented on a combined basis. All intercompany transactions between the above entities have been eliminated in the accompanying financial statements.

BASIS OF PRESENTATION - PREDECESSOR

         As a result of the Weyerhaeuser Acquisition, USTK acquired the Klamath Falls Timberlands and certain related assets of Weyerhaeuser Company (as used herein, the acquired timberlands and related assets are referred to as the Predecessor). All of the financial statements provided herein (including the financial statements pertaining to the Predecessor) were prepared by, and are solely the responsibility of the Company. The Weyerhaeuser Acquisition was accounted for as a purchase and, therefore, the accompanying financial statements as of and for the periods ended prior to the date of the Weyerhaeuser Acquisition are accounted for under the pre-Weyerhaeuser Acquisition basis of accounting. Because the Predecessor did not operate or legally exist as a stand-alone entity, there are no separate meaningful equity accounts of the Predecessor prior to the Weyerhaeuser Acquisition. Significant changes could have occurred in the funding and operations of the Predecessor were it to have operated as an independent stand-alone entity. As a result, the financial information included herein is not necessarily indicative of the financial position and results of operations of the Predecessor which may have occurred if it were an independent, stand-alone company during the periods presented.

         Revenues for the Predecessor principally represent logs harvested for sale to Weyerhaeuser's Klamath Falls wood conversion facilities at prices determined in accordance with Weyerhaeuser's transfer pricing policy. These transfer prices are not necessarily indicative of the prices the Predecessor would have achieved if the logs had been sold to unaffiliated wood processors. Revenues to Weyerhaeuser wood conversion facilities and unaffiliated wood processors are summarized as follows:


                                          January 1, 1996
                                             Through
       Source of Revenues                 August 39, 1996              1995
 --------------------------------------- -----------------     -----------------
    Weyerhaeuser Company................ $         10,157       $         20,065
    Unaffiliated wood processors........            5,421                 11,668
                                         ----------------       ----------------
      Total............................. $         15,578       $         31,733
                                          ===============        ===============


         Concurrent with the Weyerhaeuser Acquisition, Collins Products Company L.L.C. (Collins), an unaffiliated party, acquired Weyerhaeuser's Klamath Falls wood conversion facilities. The Company has entered into a 10-year log supply agreement with Collins providing for the delivery by the Company to Collins of 34 million board feet of merchantable timber each year at market prices as discussed in Note 9.

         The Predecessor participated in Weyerhaeuser Company's centralized cash management system and, as such, its operating and capital expenditure needs were met by Weyerhaeuser Company. The net advances from and distributions to Weyerhaeuser Company are presented in the accompanying combined balance sheets as a component of Weyerhaeuser investment and advances prior to the Weyerhaeuser Acquisition. The Weyerhaeuser investment and advances account is noninterest bearing.

         Certain costs incurred by Weyerhaeuser Company for financial services, information systems and other indirect costs have been allocated to the Predecessor on a revenue and volume harvested basis. The resulting charge to the

Predecessor was $445 in the period from January 1, 1996 through August 29, 1996 and $622 in 1995, and is included in selling, general and administrative expenses in the accompanying combined statements of operations. Management believes the allocation methods used provide the Predecessor with a reasonable share of such expenses.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The significant accounting policies summarized below include both those of the Company and the Predecessor, unless otherwise noted.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

         Revenue on delivered log sales are recognized upon delivery to the customer. Revenue on timber deeds and timberland and property sales are generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested. Deferred revenue as of December 31, 1997, represents cash received in advance of logs harvested under stumpage contracts.

CONCENTRATION OF CREDIT RISK

         As of December 31, 1997, the Company had accounts receivable from five individual customers that represent 25%, 21%, 20%, 17% and 12% of total accounts receivable, respectively.

         The Company had sales to individual customers that were greater than 10% of total sales for the respective periods as follows:


                                      U.S. Timberlands                                     Predecessor
                                  ---------------------------------           -----------------------------------
                                                                               January 1, 1996
                                            August 30, 1996 Through           Through August 29,
                                  1997         December 31, 1996                    1996              1995
                                  ----      -----------------------           ------------------      ----
    Weyerhaeuser Company......... --                  --                             65%               63%
    Unaffiliated customer........ 23%                 54%                            14%               14%
    Unaffiliated customer........ 21%                 14%                            10%               --
    Unaffiliated customer........ 15%                 11%                            --                --
    Unaffiliated customer........ 11%                 --                             --                --


CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

LOGGING EQUIPMENT HELD FOR RESALE

         Logging equipment held by the Company as of December 31, 1996, is recorded as logging equipment held for resale in the accompanying consolidated balance sheet, as the Company changed to the use of outside contractors for all of its logging operations concurrent with the Weyerhaeuser Acquisition.

TIMBER, TIMBERLANDS AND LOGGING ROADS

         Timber, timberlands and logging roads are stated at cost less depletion and amortization for timber previously harvested. The depletion rate is calculated using a single composite pool by dividing the total cost of merchantable timber by its estimated net merchantable volume. Depletion in any given year represents the net merchantable volume harvested multiplied by the depletion rate. These estimates are subject to change based on periodic reevaluations of merchantable volume. Logging road costs for main and spur roads are amortized based on the net merchantable volume harvested.

SEED ORCHARD AND NURSERY STOCK

         The Company operates and maintains a seed orchard and nursery. Costs incurred by the orchard and nursery to produce seed and seedlings utilized in the reforestation of the Company's timberlands are capitalized to seed orchard and nursery stock in the accompanying balance sheets. A certain amount of seed and seedling stock is sold to unaffiliated customers and is reflected as a component of by-products and other revenues in the accompanying statements of operations.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Additions and betterments to buildings and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided over the useful lives of the assets on the straight-line method. Estimated useful lives for buildings and land improvements is 40 years and equipment ranges from 3 to 5 years.

DEFERRED FINANCING FEES

         Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt which approximates the effective interest method.

INCOME TAXES

         USTK and Old Services are both limited liability companies (L.L.C.s). Accordingly, USTK and Old Services are not liable for federal or state income taxes since the respective L.L.C.s' income or loss is reported on the separate tax returns of the individual members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

FINANCIAL INSTRUMENTS

         All of the Company's material financial instruments are recognized in its balance sheets. Except as noted below, the carrying values generally approximate fair market value for these financial assets and liabilities:

         Notes - The  estimated  fair  value of the Notes,  based upon  interest
         rates  at  December  31,  1997  for  similar   obligations   with  like
         maturities, was $235,328 and was carried at $225,000.

         Interest Rate Collar Agreement - The Company enters into interest rate collar agreements to manage interest rate risk. The fair value of interest rate collar agreements is the estimated amount that the Company would receive or pay upon termination of the agreement, taking into consideration the current credit worthiness of the counterparty. As of December 31, 1997, the Company has an outstanding interest rate collar agreement. The Company estimates that it would have to pay $630 to terminate this agreement. Accordingly, the Company has recognized an unrealized loss related to the interest rate collar agreement in other (income) expense in the accompanying statement of operations.

3.       ACQUISITIONS:

WEYERHAEUSER

         The total purchase price for the Weyerhaeuser Acquisition referred to in Note 1 was $283,464, including direct costs of the acquisition. The Weyerhaeuser Acquisition was accounted for as a purchase with the purchase price allocated first to current assets acquired, principally inventory, and the remaining balance being allocated to noncurrent assets acquired, primarily timber, timberlands and logging roads based on the relative fair market values of the noncurrent assets as determined by an appraisal. Concurrent with the Weyerhaeuser Acquisition, the Company changed to the use of outside contractors for all of its logging operations. Accordingly, logging equipment acquired was recorded at its estimated resale value.

         Pro  forma  results  of  operations  for  1996  had  the   Weyerhaeuser
Acquisition occurred on January 1, 1996 are as follows:


                                                          1996
                                                  --------------------
                                                      (Unaudited)

    Revenues..................................... $      29,597
    Net loss.....................................       (25,845)

OCHOCO

         On July 15, 1997, the Company acquired approximately 42,000 acres of timber and timberlands and approximately 3,000 acres of timber cutting rights from Ochoco Lumber Company L.P. for $110,873 (the Ochoco Timberlands). Substantially all of the purchase price was allocated to timber, timberlands and logging roads. The acquisition was principally financed through $110,000 of debt financing. Because the Company's acquisition of the Ochoco Timberlands did not represent an acquisition of an existing business, the pro forma impact on operations for 1997 of this acquisition has not been disclosed.

4.       ACCRUED LIABILITIES:

         The Company's accrued liabilities consist of the following:

                                        December 31,              December 31,
                                           1997                      1996
                                  --------------------      ---------------------
    Interest......................  $        2,492             $       5,254
    Debt guarantee fee............              --                     1,100
    Severance and harvest tax.....             269                       230
    Employee compensation.........             703                        81
    MLP equity issuance costs.....             617                        --
    Other.........................             868                       573
                                    --------------            --------------
                                    $        4,949            $        7,238
                                    ==============            ==============

5.       DEBT:

         Debt consists of the following:

                                                             December 31,           December 31,
                                                                 1997                  1996
                                                        --------------------    ------------------
    USTK - 9-5/8% Notes due 2007.......................   $      225,000          $          --
    Holdings - Term loan, paid November 1997...........               --                130,000
    USTK - Borrowings under revolving credit
     facility, refinanced July 1997 and paid
     November 1997.....................................               --                 90,000
    USTK - Term loan payable quarterly, refinanced
     July 1997 and paid November 1997..................                                  85,000
                                                          ---------------         --------------
                                                          $      225,000          $     305,000
                                                          ===============         ==============

USTK DEBT - PRIOR TO THE TRANSACTIONS

         As of December 31, 1996, USTK had $90,000 of outstanding borrowings under a revolving credit facility and an outstanding $85,000 term loan related to the Weyerhaeuser Acquisition.

         On July 14, 1997, USTK entered into a long-term financing arrangement with certain banks to finance the Ochoco Acquisition discussed in Note 3 and to refinance borrowings under the USTK revolving credit facility and the Company term loan (the Long-Term Financing Arrangement). The retirement of debt under credit facilities existing as of July 14, 1997, resulted in an extraordinary loss on extinguishment of debt of $3,571 due principally to the write-off of unamortized deferred financing fees. This write-off is recorded as an extraordinary item in the accompanying statement of operations.

         In connection with the Long-Term Financing Arrangement, USTK incurred $5,970 of fees which were deferred.

HOLDINGS DEBT - PRIOR TO THE TRANSACTION

         As of December 31, 1996, Holdings had $130,000 of outstanding term loan debt related to the Weyerhaeuser Acquisition (the Holdings Debt). The Holdings Debt was guaranteed by Weyerhaeuser. In connection with the Holdings Debt, Holdings was required to pay Weyerhaeuser a debt guarantee fee. The Holdings Debt and the related debt guarantee fee of $4,368 were paid with proceeds from the Transactions. The debt guarantee fee is included in amortization of deferred financing fees and debt guarantee fees in the accompanying statements of operations.

NOTES

         Concurrent with the Transactions, USTK issued $225,000 of Notes. The Notes were issued jointly and severally by USTK and Finance Corp., a wholly owned subsidiary of USTK (collectively, the Issuers). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

         In addition, at any time on or prior to November 15, 2000, the Issuers, at their option, may redeem the Notes with the net cash proceeds of a common units offering or other equity interests of the Company or the MLP, at 109.625% of the principal amount hereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. The Notes contain certain restrictive covenants, including limiting the ability of the Company to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations.

         In conjunction with the Notes issuance, USTK retired all existing debt under the Long-Term Financing Arrangement. This resulted in an extraordinary loss on extinguishment of debt of $5,766 due principally to the write-off of existing unamortized deferred financing fees. This write-off is recorded in the accompanying statement of operations.

BANK CREDIT FACILITY

         Concurrent with the Transactions, USTK entered into a revolving credit facility (the Bank Credit Facility) with a commercial bank (the Bank). The Bank Credit Facility consists of a $75,000 acquisition facility (the Acquisition Facility) and a $25,000 working capital facility (the Working Capital Facility). USTK's obligations under the Bank Credit Facility represent unsecured general obligations. Average borrowings on the Bank Credit Facility were $14,512,000. As of December 31, 1997, there were no outstanding borrowings on the Bank Credit Facility.

         The Bank Credit Facility bears interest at the lower of the Bank's prime rate, plus a margin of 2.0% (10.5% at December 31, 1997) or LIBOR plus a margin of 2.5% (8.41% at December 31, 1997). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Company may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the Bank Credit Facility agreement.

         The Bank Credit Facility contains certain restrictive covenants, including limiting the ability of the Company to make cash distributions, incur certain additional indebtedness, incur certain liens, or sell assets or harvest timber in excess of certain limitations. In addition, the Bank Credit Facility requires that the Company maintain certain financial ratios. As of December 31, 1997, the Company was in compliance with all covenants of the Bank Credit Facility.

6.       MEMBERS' EQUITY (DEFICIT):

COMMON UNITS OFFERING

         On November 19, 1997, the MLP issued 7,458,684 Common Units. Proceeds from such offering were $141,265, net of underwriter fees and other related costs of $15,367. Concurrent with such offering, 4,282,120 Subordinated Units were issued in exchange for all members' interests in USTK and Old Services. On December 12, 1997, the underwriters exercised their overallotment option and the MLP issued an additional 1,118,803 Common Units. Proceeds from the exercise of the overallotment option were $21,940, net of $1,555 of underwriters' fees. Net proceeds of $163,205 from the Common Units Offering were contributed by the MLP to USTK upon closing of the Transactions.

ALLOCATION OF INCOME (LOSS)

         As provided in USTK's Operating Agreement, income and losses are allocated 99% to the MLP and 1% to New Services.

CASH DISTRIBUTIONS

         The MLP is required to make quarterly cash distributions from Available Cash, as defined in the MLP's Partnership Agreement. The Company will distribute cash to the MLP to the extent necessary for the MLP to meet its required quarterly cash distributions, in accordance with USTK's Operating Agreement. Generally, cash distributions are paid in order of preferences: first the minimum quarterly distribution of $.50 per unit (the MQD) to Common Unitholders and the Manager, and second, to the extent cash remains available, to Subordinated Unitholders.

         The MLP's Partnership Agreement sets forth certain cash distribution target rates for the MLP to meet in order for the Manager's share of Available Cash to increase. To the extent that the quarterly distributions exceed $.550 per Common and Subordinated Unit, the Manager receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $.633 per Common and Subordinated Unit, the Manager receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $.822 per Common and Subordinated Unit, the Manager receives 50% of the excess Available Cash.

7.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS:

RELATIONSHIP WITH THE MANAGER

         The Manager has the ability to control management of the Company and the MLP and has all voting rights of the Company and the MLP except for certain matters set forth in USTK's Operating Agreement and in the MLP's Partnership Agreement. The ownership of the Subordinated Units by certain affiliates of the Manager effectively gives the Manager the ability to prevent its removal.

         The Manager does not receive any management fee or other compensation in connection with its management of the Company. The Manager and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. USTK's Operating Agreement provides that the Manager will determine the expenses that are allocable to the Company in any reasonable manner determined by the Manager in its sole discretion. Related noninterest bearing receivables and payables between the Manager and the Company are settled in the ordinary course of business. As of December 31, 1997, the Company had a payable to the Manager of $253. During 1997, expenses allocated to and reimbursed by the Company totaled $310.

CONSULTING AGREEMENTS

         As of December 31, 1997, the Manager has consulting agreements with certain affiliated parties pursuant to which each such person or firm will provide consulting services to the Manager. Each agreement provides for an annual retainer of $25, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 1997 were not significant.

PAYABLE TO AFFILIATE

         In connection with the Transactions, the member interest of John J. Stephens in Old Services was redeemed for $1,000 and certain subordinated units of the MLP. The $1,000 is payable to Old Services by the Company in January 1998. The above transaction has been reflected as a direct reduction of equity in the accompanying financial statements.

MANAGEMENT AND ADVISORY FEES

         In connection with the Weyerhaeuser Acquisition, the Company paid a fee of $4,135 to Timberlands Management Group (TMG), an entity 100% owned and controlled by John M. Rudey, Chairman. In addition, during the period from August 30, 1996 to December 31, 1996, the Company paid TMG management fees of $2,800. These payments have been recorded in selling, general and administrative expenses in the accompanying statement of operations.

RECEIVABLE FROM AFFILIATE

         During the period from August 30, 1996 through December 31, 1996, the Company paid $10,000 to TMG. The receivable and the related interest were repaid in February 1997.

8.       MANAGEMENT INCENTIVE PLANS:

         The MLP has certain equity related management incentive plans. Under certain circumstances, compensation expense related to these plans may be recorded by the MLP. Accordingly, the compensation charge will then be recorded as compensation expense in the Company's financial statements with a corresponding decrease to contributed capital.

9.       COMMITMENTS:

         On August 30, 1996, the Company entered into a wood supply agreement with Collins to supply a volume of approximately 34 million board feet of merchantable timber to Collins at market prices. The term of the agreement is ten years and is renewable for two additional terms of five years, each at the option of Collins.

10.      QUARTERLY RESULTS FOR 1997 AND 1996 (UNAUDITED):

         (thousands of dollars)



                                                      Quarter Ended
                              --------------------------------------------------------------------
                               December 31(a)     September 30       June 30         March 31(a)       Total Year
                              ---------------     ------------       -------         -----------       ----------
1997
Revenues...................   $      36,288     $      17,261     $      11,462      $      12,334     $      77,345
Gross profit (b).............        16,511             7,608             4,141              5,258            33,518
Income (loss) before
  extraordinary item.........         5,457            (1,051)           (3,827)            (1,947)           (1,368)

1996 (c)
Revenues.....................        12,103
Gross Profit (b).............         4,245
Net Loss.....................        (3,023)

--------------------------
     (a) The quarter ended December 31, 1997 includes revenues of $11,750 and related costs of $7,555 from a property sale. The quarter ended March 31, 1997 includes revenues of $3,494 and related costs of $1,191 from a timber deed sale.

     (b) Gross profit is calculated as revenues less cost of products sold, cost of timber and property sales and depreciation, depletion and road amortization.

     (c) Due to a separate basis of presentation prior to the Weyerhaeuser Acquisition on August 30, 1996 and a different ownership structure by the Predecessor, no information for the quarters ended September 30, 1996 and prior is presented. See discussion of the Company and the Predecessor's basis of presentation in Note 1 of the Notes to the Consolidated Financial Statements.