Form 10-Q
period 1998-06-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 1998-08-14
CIK 1047739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 Commission file numbers 1-13573-01 and 1-13573

                           --------------------------

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                         U.S. TIMBERLANDS FINANCE CORP.
         (Exact names of co-registrants as specified in their charters)

                Delaware                                93-1217136
                Delaware                                91-1851612
     (State or other jurisdiction of                  (I.R.S. Employer
              incorporation                          Identification No.)
             or organization)

   1301 Fifth Avenue, Suite 3725, Seattle,               98101-2636
                  Washington                             (Zip Code)
   (Address of principal executive offices)

       Co-registrants telephone number, including area code: 206-652-5000

                           --------------------------

Indicate by check mark whether the co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                    Quarter Ended June 30,
                                                  ---------------------------
                                                     1998           1997
                                                  ------------  -------------

Revenues                                             $ 21,814       $ 11,462
Costs and expenses:
   Cost of goods sold                                   4,246          4,286
   Cost of timberland sales                             5,917              -
   Depletion, depreciation and road amortization        5,173          3,035
   Selling, general and administrative                  1,763          1,702
                                                  ------------  -------------
      Total costs and expenses                         17,099          9,023
                                                  ------------  -------------
   Operating income                                     4,715          2,439
Interest expense                                        5,635          5,558
Interest income                                           (94)          (408)
Financing fees                                            169          1,199
Other income - net                                        (85)           (83)
                                                  ------------  -------------
   Net loss                                          $   (910)      $ (3,827)
                                                  ============  =============

          See accompanying Notes to Consolidated Financial Statements

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)

                                                  Six Months Ended June 30,
                                                  ---------------------------
                                                     1998           1997
                                                  ------------  -------------
                                                  (Unaudited)    (Audited)
Revenues                                             $ 29,571       $ 23,796
Costs and expenses:
   Cost of goods sold                                   6,899          7,811
   Cost of timberland sales                             5,917              -
   Depletion, depreciation and road amortization        7,933          6,586
   Selling, general and administrative                  5,390          2,892
                                                  ------------  -------------
      Total costs and expenses                         26,139         17,289
                                                  ------------  -------------
   Operating income                                     3,432          6,507
Interest expense                                       11,098         10,877
Interest income                                          (269)          (774)
Financing fees                                            337          2,198
Other income - net                                       (110)           (20)
                                                  ------------  -------------
   Net loss                                          $ (7,624)      $ (5,774)
                                                  ============  =============

          See accompanying Notes to Consolidated Financial Statements

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          June 30,  December 31,
                                                             1998          1997
                                                          ----------- ----------
                                                        (Unaudited)    (Audited)
Assets
Current assets:
 Cash and cash equivalents                                $  3,334      $ 10,625
 Accounts receivable - net                                   3,920         2,526
 Prepaid expenses and other assets                           2,040         1,781
                                                          --------      --------
    Total current assets                                     9,294        14,932

Timber, timberlands and roads - net                        346,080       359,349
Seed orchard and nursery stock                               1,640         1,828
Property, plant and equipment - net                          1,227         1,261
Notes receivable                                             1,592         1,171
Deferred financing fees                                      6,336         6,673
                                                          --------      --------
    Total assets                                          $366,169      $385,214
                                                          ========      ========

Liabilities
Current liabilities:
 Accounts payable and accrued liabilities                 $  6,203      $  7,353
 Deferred revenue                                            5,053         5,744
                                                          --------      --------
    Total current liabilities                               11,256        13,097

Long-term debt                                             225,000       225,000

Members' equity
Managing member's interest                                   1,299         1,471
Non-managing member's interest                             128,614       145,646
                                                          --------      --------
 Total liabilities and member's equity                    $366,169      $385,214
                                                          ========      ========

          See accompanying Notes to Consolidated Financial Statements

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                          1998           1997
                                                       -----------    ----------
                                                       (Unaudited)     (Audited)
Cash Flows From Operating Activities:
Net loss                                                   $ (7,624)   $ (5,774)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depletion, depreciation, road amortization and
     cost of timber and timberland sold                      13,850       6,934
   Amortization of deferred financing fees                      337         348
   Working capital changes - net                             (3,510)      4,615
                                                           --------    --------
Net cash provided by operating activities                     3,053       6,123

Cash Flows From Investing Activities:
   Timber and road additions                                   (252)       (326)
   Repayment of receivable from affiliate                        --      10,000
   Capitalized seed orchard and nursery costs                   (63)        (81)
   Purchase of property, plant and equipment                    (28)       (283)
   Proceeds from sale of logging equipment                       --         400
                                                           --------    --------
Net cash provided by (used in) investing activities            (343)      9,710

Cash Flows From Financing Activities:
   Distribution to members                                   (9,580)     (1,191)
   Long-term receivables - net                                 (421)         --
   Deferred offering costs - common units                        --        (868)
                                                           --------    --------
Net cash used in financing activities                       (10,001)     (2,059)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents             (7,291)     13,774
Cash and cash equivalents - beginning of period              10,625      16,613
                                                           --------    --------
Cash and cash equivalents - end of period                  $  3,334    $ 30,387
                                                           ========    ========

Supplemental Cash Flow Information:
   Cash paid for interest                                  $ 10,588    $  6,786
                                                           ========    ========

          See accompanying Notes to Consolidated Financial Statements

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except as otherwise indicated)
                                   (Unaudited)

1. Organization, Nature Of Operations And Basis Of Presentation

Organization

      The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, L.L.C. ("USTK"), a Delaware limited liability company, and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as co-obligor with USTK for $225 million of senior unsecured notes issued by the Company in a public offering November 13, 1997 (the "Notes"). Finance Corp. has nominal assets and does not conduct any operations. All significant intercompany transactions have been eliminated in consolidation.

      U.S. Timberlands Company, L.P. (the "Master Partnership") owns a 99% non-managing member interest in USTK. The Master Partnership was formed June 27, 1997 to acquire and own the business and assets of U.S. Timberlands Management Company, L.L.C. U.S. Timberlands Services Company, L.L.C. (the "Managing Member") manages the business of the Company and owns a 1% managing member interest in USTK. The Managing Member also owns a 1% general partner interest in the Master Partnership.

Nature of Operations

      The primary activities of the Company are growing trees and selling logs and standing timber to third party wood processors. The Company's timberlands are located in Oregon, east of the Cascade Range. Logs harvested from the Company's timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The Company also owns and operates its own seed orchard and nursery and produces approximately five million genetically selected conifer seedlings each year. About half of the annual seedling production is used by the Company for its own reforestation programs; the balance is sold to other forest products companies.

Basis of Presentation

      These consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 amounts presented for comparability purposes and have no impact on net income. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

      There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1997 Annual Report on Form 10-K.

2. Subsequent Event

      On July 22, 1998, the Board of Directors of the Managing Member authorized the Master Partnership to make a distribution of $0.50 per Unit. The total distribution from the Master Partnership will be $6,495 (including $65 to the Managing Member) and will be paid on August 14, 1998 to Unitholders of record on August 4, 1998. All of the cash necessary to make such distribution will be distributed to the Master Partnership by USTK. In addition, on August 14, 1998, USTK will distribute $66 to the Managing Member.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's principal operations consist of the growing and harvesting of timber and the selling of logs and related by-products. The Company's ability to implement its business strategy over the long term and its results of operations depend upon a number of factors, many of which are beyond its control. These factors include general industry conditions; domestic prices and supply and demand for logs, which may be indirectly affected by economic conditions in export markets; seasonality; government regulation and competition from other supplying regions and substitute products.

Current Market Conditions

      The key lumber price indicator for Ponderosa pine for the quarter ended June 30, 1998 was unchanged from the first quarter of 1998 but decreased 28% from the quarter ended June 30, 1997. Likewise, the second quarter 1998 product price indicator for Douglas fir decreased 11% compared to the second quarter of 1997. White fir and Lodgepole pine product price indicators for the second quarter 1998 decreased 7% and 2%, respectively, from levels in the comparable period of 1997.

      Although product prices for the second quarter of 1998 decreased from price levels experienced in the second quarter of 1997, the Company's average log prices were higher than the key price indicators for the second quarter of 1998. This was due primarily to an overall improvement in the Company's market planning and execution. Advanced sales coordination with customers regarding desirable log delivery schedules and improved bucking and sorting by contract loggers enhanced the quality and timing of the Company's sales in the second quarter of 1998.

      Second quarter 1998 prices for the Company's log sales decreased 2% compared to the second quarter of 1997. Second quarter 1998 log inventories at customer conversion facilities decreased from first quarter 1998 levels but were still moderately high and kept demand in line with supply. In addition to the relatively high second quarter 1998 customer inventory levels, a general decline in lumber prices caused log converters to hold or lower log price bids.

      During the second quarter of 1998, the Company structured stumpage sales to meet customer demands for longer-term purchases. Despite an extended spring breakup that delayed the Company's logging operations, planned harvest levels for the second quarter of 1998 were met through the sale of two stumpage tracts. In addition, the Company completed a planned sale of 15,304 acres of timberland containing 26,600 MBF of timber during the second quarter. The sale, which is the only sale of timberland planned for 1998, generated $6.3 million in revenue.

Forward-Looking Statements

      Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, economic conditions in export markets, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

Results of Operations

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

      Revenues. Revenues for the quarter ended June 30, 1998 were $21.8 million, an increase of $10.3 million or 90% over revenues of $11.5 million for the quarter ended June 30, 1997. This was primarily attributable to a $6.3 million increase in sales of timberlands and a $3.8 million increase in stumpage sales.

      Log and stumpage sales volumes for the quarter ended June 30, 1998 were 34,600 MBF, an increase of 36% over log and stumpage sales volumes of 25,400 MBF for the quarter ended June 30, 1997. The increase in total sales volumes was primarily due to increased stumpage sales. The average log and stumpage sales price for the quarter ended June 30, 1998 was $432 per MBF, slightly lower than the $433 per MBF average for the quarter ended June 30, 1997. Although product price indicators for the quarter ended June 30, 1998 were generally lower than product price indicators for the comparable period in 1997, the Company maintained its second quarter pricing levels by improving its market planning and execution. Advanced sales coordination with customers regarding desirable log delivery schedules and improved bucking and sorting by contract loggers enhanced the quality and timing of the Company's second quarter 1998 sales.

      Revenue from a planned sale of timberland during the quarter ended June 30, 1998 was $6.3 million. There were no such sales of timberland during the quarter ended June 30, 1997.

      Operating Costs. Operating costs were $17.1 million for the quarter ended June 30, 1998, an increase of $8.1 million or 90% over operating costs of $9.0 million for the quarter ended June 30, 1997. This increase was primarily the result of a $5.9 million increase in the cost of timberland sold and a $2.2 million increase in depreciation, depletion and road amortization ("DD&A") expenses.

      Cost of goods sold ("COGS") was $4.3 million for the quarter ended June 30, 1998, unchanged from cost of goods sold of $4.3 million for the quarter ended June 30, 1997. COGS remained flat as the Company's second quarter 1998 log harvest volumes did not change significantly from second quarter 1997 levels.

      During the quarter ended June 30, 1998, the Company sold 15,304 acres of timberland with a cost basis of $5.9 million. No sales of timberland were made during the quarter ended June 30, 1997.

      DD&A expense was $5.2 million for the quarter ended June 30, 1998, a $2.2 million or 70% increase over DD&A expense of $3.0 million for the quarter ended June 30, 1997. This increase was primarily due to increased stumpage sales and the increase in the Company's depletion rate, which resulted from the Ochoco timberlands acquisition in July 1997.

      Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 1998 were $1.8 million, an increase of 4% over comparable expenses of $1.7 million for the quarter ended June 30, 1997. This increase was primarily due to the increased cost of operating as a publicly owned company.

      Interest Expense. Interest expense was $5.6 million for the quarter ended June 30, 1998 and related to the $225.0 million aggregate principal amount of the Notes. Interest expense of $5.6 million for the quarter ended June 30, 1997 related primarily to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the acquisition of the Klamath Falls timberlands in August 1996.

      Financing Fees. The Company deferred $6.7 million of fees incurred in connection with the issuance of the Notes. The amortization of these fees during the quarter ended June 30, 1998 was $0.2 million. During the quarter ended June 30, 1997, the Company recognized $1.2 million of expense related to debt guarantee fees and amortization of deferred financing fees.

Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997

      Revenues. Revenues for the six months ended June 30, 1998 were $29.6 million, an increase of $5.8 million or 24% over revenues of $23.8 million for the six months ended June 30, 1997. This was primarily attributable to a $6.3 million increase in timberland sales and a $1.2 million increase in stumpage sales, partially offset by a decrease of $1.8 million in log sales.

      Log and stumpage sales volumes for the six months ended June 30, 1998 were 53,000 MBF, a decrease of 8% from log and stumpage sales volumes of 57,800 MBF for the six months ended June 30, 1997. The decrease in sales volumes was primarily due to extended spring break-up conditions experienced in the first quarter of 1998 as compared to the first quarter of 1997. Average log and stumpage prices increased by 6%, to $428 per MBF for six months ended June 30, 1998 from $403 per MBF for the six months ended June 30, 1997, primarily due to an increased mix of higher value timber and the results of enhanced marketing efforts.

      Revenue from a planned sale of timberland during the six months ended June 30, 1998 was $6.3 million. There were no such timberland sales during the six months ended June 30, 1997.

      Operating Costs. Operating costs were $26.1 million for the six months ended June 30, 1998, an increase of $8.8 million or 51% over operating costs of $17.3 million for the six months ended June 30, 1997. This increase was primarily the result of a $5.9 million increase in the cost of timberland sold, a $2.5 million increase in SG&A expenses, and a $1.3 million increase in DD&A expense, partially offset by a $0.9 million decrease in COGS.

      COGS was $6.9 million for the six months ended June 30, 1998, a decrease of $0.9 million or 12% from COGS of $7.8 million for the six months ended June 30, 1997. This decrease was primarily due to decreased logging costs resulting from the 10% decrease in logs harvested by the Company during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      During the six months ended June 30, 1998, the Company sold 15,304 acres of timberland with a cost basis of $5.9 million. No sales of timberland were made during the six months ended June 30, 1997.

      DD&A expense was $7.9 million for the six months ended June 30, 1998, a $1.3 million or 21% increase over DD&A expense of $6.6 million for the six months ended June 30, 1997. This increase was primarily attributable to the increase in the Company's depletion rate, which resulted from the Ochoco timberlands acquisition in July 1997. The increase in the Company's depletion rate was partially offset by an 8% decrease in log and stumpage sales volumes during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      SG&A expenses were $5.4 million for the six months ended June 30, 1998, an increase of $2.5 million or 86% over comparable expenses of $2.9 million for the six months ended June 30, 1997. This increase was primarily due to the increased cost of operating as a publicly owned company combined with the one-time expenses of $1.1 million related to severance costs and the repurchase of member interests in the Managing Member in the first quarter of 1998.

      Interest Expense. Interest expense was $11.1 million for the six months ended June 30, 1998 and related to the $225.0 million aggregate principal amount of the Notes. Interest expense of $10.9 million for the six months ended June 30, 1997 related primarily to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the acquisition of the Klamath Falls timberlands in August 1996.

      Financing Fees. The Company deferred $6.7 million of fees incurred in connection with the issuance of the Notes. The amortization of these fees during the first six months of 1998 was $0.3 million. During the six months ended June 30, 1997, the Company recognized $2.2 million of expense related to debt guarantee fees and amortization of deferred financing fees.

Financial Condition and Liquidity

      During the six months ended June 30, 1998, net cash provided by operating activities totaled $3.1 million compared to $6.1 million for the same period in 1997. The decrease of $3.0 million was primarily the result of increased revenues offset by additional SG&A expenses and a decrease in cash flows from working capital in the first half of 1998 as compared to the same period in 1997. Cash and cash equivalents at June 30, 1998 totaled $3.3 million, or $27.1 million less than at June 30, 1997. The decrease in cash and cash equivalents is primarily due to the acquisition of the Ochoco timberlands and expenses associated with the recapitalization and debt refinancing transactions that took place in the second half of 1997, as well as the initial distribution to Unitholders of the Master Partnership, which was made in May 1998.

      The Company has a $100.0 million unsecured revolving credit facility (the "Bank Credit Facility") with a group of banks, which consists of a $75.0 million acquisition facility and a $25.0 million working capital facility. The Bank Credit Facility will expire November 19, 2000. At that time, amounts borrowed under the working capital facility will be due and payable, and the Company may elect to convert amounts borrowed under the acquisition facility to a term loan payable in sixteen equal quarterly installments. As of June 30, 1998, there were no outstanding borrowings under the Bank Credit Facility.

      Capital expenditures for the six months ended June 30, 1998 totaled $0.3 million. As the Company does not currently own and does not plan to own or operate manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be material and will consist mainly of land management and silvicultural expenditures. It is not currently anticipated that the Company will either maintain log inventories (although small log inventories may be maintained for a short period of time) or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be $2.0 million for the year ended December 31, 1998. Capital expenditures will consist of capitalized silvicultural costs, computer hardware and software expenditures, and miscellaneous equipment. Capital expenditures will be funded from cash on hand and cash generated from current operations.

      Cash required to meet the Master Partnership's Minimum Quarterly Distributions (as required by the Master Partnership's partnership agreement), and interest and principal payments on indebtedness will be significant. The Managing Member expects that the quarterly cash distributions and debt service will be funded from cash on hand and cash generated from current operations.

Year 2000 Compliance

      The Company has evaluated its financial and operational systems and applications for compliance with Year 2000 requirements. In the course of this evaluation, the Company obtained certifications from vendors that its timber inventory and timberland resource management systems are Year 2000 compliant. Further, in connection with the Company's scheduled programs to replace certain other systems, specifically its financial reporting system and local and wide area networks, the Company included Year 2000 compliance among its key criteria in selecting the replacement applications. The installation and testing of these replacement systems is currently in progress and is expected to be completed by November 1998. The Company has replaced or upgraded its computers to assure its business systems are supported by machines that comply with Year 2000 requirements.

      The Company is currently assessing the Year 2000 readiness of certain vendors and other third parties with whom it conducts significant business or maintains a significant business relationship (e.g., scaling bureaus, contract loggers, and payroll and 401(k) service bureaus). This assessment will be completed by November 1998. At this time, the Company believes that these third parties are properly addressing Year 2000 compliance issues. Therefore, the Company believes that the specific costs associated with achieving Year 2000 compliance for its own systems, and any costs associated with any Year 2000 issues of third parties, will not have a material effect on the Company's financial condition or results of operations.

Other Information

      Voters from the State of Oregon have approved an initiative for the November 1998 ballot which requires, among other things, maintenance of at least sixty well distributed trees ten inches or larger in diameter at breast height or eighty square feet of basal area per acre. The initiative is designed to eliminate clearcutting as a harvest method. The initiative, if passed, could have a material adverse impact on the Company's financial condition and results of operations, as it could limit the ability of the Company to harvest its timberlands in accordance with its current harvest plans. It cannot be determined whether the initiative will be passed by the voters in the November election and enacted into law.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business or financial condition of the Company.

ITEMS 2, 3, 4 AND 5 OF PART II are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


       +3.1 -- Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, L.L.C.

       *3.2 --  Certificate of Incorporation of U.S. Timberlands Finance Corp.

       *3.3 --  Bylaws of U.S. Timberlands Finance Corp.

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

     ++10.6 --  Employment Agreement for Mr. Symington

     ++10.7 --  Employment Agreement for Mr. Michie

     ++10.8 --  Employment Agreement for Mr. McDowell

      *10.9 -- Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C. and Collins Products LLC

       27.1 --  Financial Data Schedule

* Incorporated by reference to the same numbered Exhibit to the Co-Registrants' Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Co-Registrants' Current Report on Form 8-K filed January 15, 1998.
++ Incorporated by reference to the same numbered Exhibit to the Co-Registrants' Annual Report on Form 10-K filed March 31, 1998.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on their behalf by the undersigneds thereunto duly authorized.


Date: August 14, 1998         U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                              By: U.S. Timberlands Services Company, L.L.C.
                                  as Manager


                              By: /s/ ALLEN E. SYMINGTON
                                  -------------------------------------
                                  Allen E. Symington
                                  President and Chief Financial Officer
                                  (Principal Financial Officer
                                   and Duly Authorized Officer)


                              By: /s/ JOHN C. MCDOWELL
                                  -------------------------------------
                                  John C. McDowell
                                  Vice President-Finance and Controller
                                  (Principal Accounting Officer
                                   and Duly Authorized Officer)

                              U.S. TIMBERLANDS FINANCE CORP.


                              By: /s/ ALLEN E. SYMINGTON
                                  -------------------------------------
                                  Allen E. Symington
                                  President and Chief Financial Officer
                                  (Principal Financial Officer
                                   and Duly Authorized Officer)


                              By: /s/  JOHN C. MCDOWELL
                                  -------------------------------------
                                  John C. McDowell
                                  Vice President-Finance and Controller
                                  (Principal Accounting Officer
                                   and Duly Authorized Officer)