Form 10-Q
period 1998-09-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 1998-11-16
CIK 1047739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
                                   (Unaudited)

                                                     Quarter Ended September 30,
                                                     ---------------------------
                                                        1998            1997
                                                      --------        --------
Revenues                                              $ 26,096        $ 17,261

Costs and expenses:
   Cost of goods sold                                    5,024           4,065
   Depletion, depreciation and
    road amortization                                    8,561           5,363
   Silviculture                                            200             225
   Selling, general and administrative                   2,026           1,408
                                                      --------        --------
      Total costs and expenses                          15,811          11,061
                                                      --------        --------
   Operating income                                     10,285           6,200

Interest expense                                         5,587           6,941

Interest income                                           (116)           (418)

Financing fees                                             169             756

Other (income) expense - net                             1,248             (28)
                                                      --------        --------
   Income (loss) before extraordinary
    item                                                 3,397          (1,051)

Extraordinary item - loss on
 extinguishment of debt                                     --           3,571
                                                      --------        --------
Net income (loss)                                     $  3,397        $ (4,622)
                                                      ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       -------------------------
                                                         1998            1997
                                                       --------        --------
Revenues                                               $ 55,667        $ 41,057

Costs and expenses:
   Cost of goods sold                                    11,712          11,445
   Cost of timberland sales                               5,917              --
   Depletion, depreciation and
    road amortization                                    16,494          11,949
   Silviculture                                             412             656
   Selling, general and administrative                    7,416           4,300
                                                       --------        --------
      Total costs and expenses                           41,951          28,350
                                                       --------        --------
   Operating income                                      13,716          12,707

Interest expense                                         16,685          17,818

Interest income                                            (386)         (1,192)

Financing fees                                              506           2,954

Other (income) expense - net                              1,138             (48)
                                                       --------        --------
   Loss before extraordinary item                        (4,227)         (6,825)

Extraordinary item - loss on
 extinguishment of debt                                      --           3,571
                                                       --------        --------
Net loss                                               $ (4,227)       $(10,396)
                                                       ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     September 30,  December 31,
                                                         1998           1997
                                                       --------       --------
                                                     (Unaudited)     (Audited)
Assets
Current assets:
   Cash and cash equivalents                           $ 10,936       $ 10,625
   Accounts receivable - net                              4,449          2,526
   Prepaid expenses and other assets                      4,081          1,781
                                                       --------       --------
      Total current assets                               19,466         14,932

Timber, timberlands and roads - net                     337,631        359,349
Seed orchard and nursery stock                            1,768          1,828
Property, plant and equipment - net                       1,194          1,261
Notes receivable                                            678          1,171
Deferred financing fees                                   6,167          6,673
                                                       --------       --------
      Total assets                                     $366,904       $385,214
                                                       ========       ========

Liabilities
Current liabilities:
   Accounts payable and accrued
    liabilities                                        $ 12,389       $  7,353
   Deferred revenue                                       2,766          5,744
                                                       --------       --------
      Total current liabilities                          15,155         13,097

Long-term debt                                          225,000        225,000

Members' equity
Managing member's interest                                1,267          1,471
Non-managing member's interest                          125,482        145,646
                                                       --------       --------
   Total liabilities and member's equity               $366,904       $385,214
                                                       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                            1998         1997
                                                         ---------    ---------
Cash Flows From Operating Activities:
Net loss                                                 $  (4,227)   $ (10,396)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depletion, depreciation, road amortization and
     cost of timberland sold                                22,411       11,949
   Deferred financing fees                                     506        4,006
   Other non-cash items                                      1,270           --
   Working capital changes - net                            (3,532)       4,132
                                                         ---------    ---------
Net cash provided by operating activities                   16,428        9,691

Cash Flows From Investing Activities:
   Ochoco acquisition                                           --     (110,873)
   Timber and road additions - net                            (279)        (371)
   Repayment of receivable from affiliate                       --       10,000
   Advance from affiliate                                       --        3,000
   Repayment of advance from affiliate                          --       (3,000)
   Capitalized seed orchard and nursery costs - net           (159)        (137)
   Purchase of property, plant and equipment - net             (32)        (290)
   Proceeds from sale of logging equipment                      --          400
                                                         ---------    ---------
Net cash used in investing activities                         (470)    (101,271)

Cash Flows From Financing Activities:
   Long-term borrowings                                         --      285,000
   Repayment of long-term borrowings                            --     (177,000)
   Deferred financing fees                                      --       (5,970)
   Distribution to members                                 (16,140)      (1,191)
   Deferred offering costs - common units                       --       (1,840)
   Long-term receivables - net                                 493           --
                                                         ---------    ---------
Net cash provided by (used in) financing activities        (15,647)      98,999
                                                         ---------    ---------
Increase in cash and cash equivalents                          311        7,419
Cash and cash equivalents - beginning of period             10,625       16,613
                                                         ---------    ---------
Cash and cash equivalents - end of period                $  10,936    $  24,032
                                                         =========    =========

Supplemental Cash Flow Information:
   Cash paid for interest                                $  10,589    $  13,141
                                                         =========    =========

          See accompanying Notes to Consolidated Financial Statements.

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

Nature of Operations

      The primary activities of the Company are growing trees and selling logs and stumpage (standing timber) to third party wood processors. The Company's timberlands are located in Oregon, east of the Cascade Range. Logs harvested from the Company's timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The Company also owns and operates its own seed orchard and nursery, which produce up to five million genetically selected conifer seedlings each year. Approximately half of the annual seedling production is used by the Company for its own reforestation programs; the balance is sold to other forest products companies.

Basis of Presentation

      These consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 amounts presented for comparability purposes and have no impact on net income. Operating results for the three and nine month periods ended

September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

      There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1997 Annual Report on Form 10-K.

2. Subsequent Event

      On October 21, 1998, the Board of Directors of the Managing Member authorized the Master Partnership to make a distribution of $0.50 per Unit. The total distribution from the Master Partnership will be $6,495 (including $65 to the Managing Member) and will be paid on November 13, 1998 to Unitholders of record on November 3, 1998. All of the cash necessary to make such distribution will be distributed to the Master Partnership by USTK. In addition, on November 13, 1998, USTK will distribute $66 to the Managing Member.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

Overview

      The Company's principal operations consist of growing and harvesting timber and selling logs, stumpage (standing timber), and related by-products to third party wood processors. These logs and byproducts are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The results of the Company's operations and its ability to pay quarterly distributions to its Unitholders depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products.

Seasonality

      The Company's log and stumpage sales volumes are generally at their lowest levels in the first and second quarter of each year. In the first quarter, heavy snowfalls in higher elevations prevent access to many areas of the Company's timberlands. This limited access, along with spring break-up conditions (when warming weather thaws and softens roadbeds) in March or April, restricts logging operations to lower elevations and areas with rockier soil types. As a result of these constraints, the Company's sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their highest during the third and fourth quarters. Most customers in the region react to this seasonality by carrying sufficiently high log inventories at the end of the calendar year to carry them to the second quarter of the following year.

Current Market Conditions

      Low mortgage interest rates have created highly favorable conditions for new home construction, repair and remodel, and industrial and other construction, which has strengthened the demand for the Company's logs and timber. However, as the result of weak log markets in Asia, the supply of logs has increased on the West Coast. Combined with the continued heavy importing of lumber from Canada, this has put downward pressure on prices for the Company's logs and timber during the first nine months of 1998.

      The key lumber price indicator for ponderosa pine during the quarter ended September 30, 1998 was unchanged from the second quarter of 1998 but decreased 25% from the quarter ended September 30, 1997. The third quarter 1998 product price indicator for lodgepole pine was unchanged compared to both the second quarter of 1998 and the third quarter of 1997.

      In contrast to the product prices for key pine products, third quarter 1998 Douglas fir and white fir product prices increased appreciably compared to the second quarter of 1998 while remaining relatively flat compared to the same period in 1997. The third quarter 1998 product price indicator for Douglas fir and white fir increased 14% and 24%, respectively, over second quarter 1998 levels. Strong demand for lumber and panel products manufactured from these species persisted through the quarter, and the Company benefited from this demand by shifting more production to fir logs to improve the overall mix of its third quarter 1998 log sales.

Results of Operations

Selected operating statistics for the Company:

                                                 Price Realization
                           Sales Volume (MBF)         ($/MBF)        Timberland
                           ------------------    -----------------      Sales
                            Logs     Stumpage     Logs    Stumpage     ($ 000)
                           ------    --------    ------   --------     -------
   1998
    Nine months ended
    September 30           69,258     40,655     $  428     $  458     $6,276
    3rd Quarter            29,017     27,940     $  431     $  470         --
    2nd Quarter            23,832     10,731     $  432     $  431     $6,276
    1st Quarter            16,409      1,984     $  418     $  447         --

   1997
    Nine months ended
    September 30           70,334     23,404     $  431     $  428         --
    3rd Quarter            25,867     10,056     $  436     $  569         --
    2nd Quarter            23,094      2,303     $  441     $  350         --
    1st Quarter            21,373     11,045     $  413     $  316         --

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

      Revenues. Revenues for the quarter ended September 30, 1998 were $26.1 million, an increase of $8.8 million or 51% over revenues of $17.3 million for the quarter ended September 30, 1997. This was primarily attributable to a $7.4 million increase in stumpage sales and a $1.2 million increase in log sales to meet the increased cash requirements, primarily distributions to Unitholders, of operating as a Master Limited Partnership.

      Stumpage sales for the quarter ended September 30, 1998 were $13.1 million dollars on volumes of 27.9 million board feet ("MMBF"), compared to third quarter 1997 stumpage sales of $5.7 million on volumes of 10.1 MMBF. The increase in stumpage sales volume is primarily the result of a strategy, which the Company initiated in the second quarter of 1998, to expand its use of stumpage sales to meet the needs of its customers and improve sales prices realized by the Company. On a volume basis, these sales were 49% of total 1998 third quarter sales compared to 28% of total sales volume for the same period in 1997. While total stumpage sales volume in the third quarter 1998 substantially increased over total stumpage sales volume in the third quarter of 1997, the quality of timber sold and, therefore, the average price realized, was notably lower in the third quarter of 1998. Third quarter 1997 stumpage sales were concentrated in high grade old growth ponderosa pine resulting in an average sales price of $569 per thousand board feet ("MBF"). In the third quarter of 1998, the average stumpage sales price per MBF was $470, reflecting lower prices generally and a lower grade mix of timber. Accordingly, the volume of stumpage sold, in terms of MMBF, increased in the third quarter of 1998 at a rate greater than the rate of increase in dollars received from such sales. The increase in stumpage sales, in terms of both MMBF and sales dollars, resulted in a significant increase in the rate of consumption of the standing timber inventory.

      Third quarter 1998 log sales were $12.5 million on volumes of 29.0 MMBF as compared to the same period in 1997 when log sales were $11.3 million on volumes of 25.9 MMBF. The average third quarter 1998 log sales price was $431 per MBF compared to an average of $436 per MBF for the third quarter of 1997. The Company was able to maintain a relatively stable average selling price for its logs by shifting the mix of its sales from lower priced pine logs to higher priced fir logs. Of particular benefit was relatively high white fir log sales volume to a customer for whom prices are set based on a product price index. The index peaked during the third quarter of 1998 and provided above-market sales values in July and August.

      Operating Costs. Operating costs were $15.8 million for the quarter ended September 30, 1998, an increase of $4.7 million or 43% over operating costs of $11.1 million for the quarter ended September 30, 1997. This increase was primarily the result of a $3.2 million increase in depreciation, depletion and road amortization ("DD&A") expenses along with increases to cost of goods sold ("COGS") and selling, general and administrative ("SG&A") expenses of $.9 and $.6 million, respectively. As a percentage of sales, operating costs declined in the third quarter of 1998 to 61% compared to 64% in the third quarter of 1997 due to the higher proportion of stumpage sales, which typically have higher margins than log sales, during the third quarter of 1998.

      DD&A expense was $8.6 million for the quarter ended September 30, 1998, a $3.2 million or 60% increase over DD&A expense of $5.4 million for the quarter ended September 30, 1997. This increase was primarily due to increased log and stumpage sales and the increase in the Company's depletion rate per MBF, which resulted from the Ochoco timberlands acquisition in July 1997.

      COGS was $5.0 million for the quarter ended September 30, 1998, compared to $4.1 million for the same period of 1997. The $.9 million increase occurred as the third quarter 1998 log sales volumes increased 3.1 MMBF to 29.0 MMBF from the 25.9 MMBF log sales volume level of the third quarter 1997.

      SG&A expenses for the quarter ended September 30, 1998 were $2.0 million, an increase of 44% over comparable expenses of $1.4 million for the quarter ended September 30, 1997. This increase was primarily due to a one time charge of $.2 million associated with a shelf registration related to the subordinated units, expenses associated with evaluating and pursuing acquisition opportunities, and the increased cost of operating as a publicly traded company.

      Interest Expense. Interest expense was $5.6 million for the quarter ended September 30, 1998 and related primarily to the $225.0 million aggregate principal amount of senior unsecured notes that the Company issued to the public on November 13, 1997 (the "Notes"). Interest expense of $6.9 million for the quarter ended September 30, 1997 related primarily to $315.0 million of term debt and $83.0 million of revolving debt incurred in connection with the acquisition of the Klamath Falls and Ochoco timberlands in August 1996 and July 1997, respectively. This debt was retired in November 1997 using proceeds from the sale of Notes and Units to the public in November 1997.

      Financing Fees. The Company deferred $6.7 million of fees incurred in connection with the issuance of the Notes. These fees will be amortized over the term of the Notes, which are due in November 2007. The amortization of these fees during the quarter ended September 30, 1998 was $.2 million. During the quarter ended September 30, 1997, the Company recognized $.8 million of expense related to debt guarantee fees and amortization of deferred financing fees.

      Other (Income) Expense, Net. Other (income) expense, net was $1.2 million in the third quarter of 1998. In the third quarter of 1997 this item was under $.1 million. The increase in expense during the third quarter of 1998 is due to a $1.3 million charge related to an unrealized loss, as of September 30, 1998, on an unhedged financial instrument.

      Extraordinary Item. During the third quarter of 1997, the Company refinanced certain long-term borrowings resulting in a $3.6 million extraordinary loss on extinguishment of debt related to the write-off of existing unamortized deferred financing fees and other related fees.

Nine months Ended September 30, 1998 Compared To Nine months Ended September 30, 1997

      Revenues. Revenues for the nine months ended September 30, 1998 were $55.7 million, an increase of $14.6 million or 36% over revenues of $41.1 million for the nine months ended September 30, 1997. This increase was primarily attributable to an $8.6 million increase in stumpage sales, a $.6 million decrease in log sales, and a $6.3 million increase in timberland sales.

      Stumpage sales for the nine months ended September 30, 1998 were $18.6 million on volumes of 40.7 MMBF, compared to the same period in 1997 when stumpage sales were $10.0 million on volumes of 23.4 MMBF. The increase in stumpage sales volumes was primarily the result of a strategy, which the Company initiated in the second quarter of 1998, to expand its use of stumpage sales to meet the needs of its customers and improve sales prices realized by the Company. The average stumpage sales price per MBF for the nine months ended September 30, 1998 was $458 compared to an average stumpage sales price per MBF of $428 for the same period in 1997, reflecting an increased mix of higher value timber and enhanced marketing efforts.

      Log sales for the nine months ended September 30, 1998 were $29.7 million on volumes of 69.3 MMBF compared to log sales of $30.3 million on volumes of
70.3 MMBF for the same period of 1997. The average log sales price per MBF for the nine months ended September 30,1998 was $428 compared to an average log sales price per MBF of $431 for the same period in 1997, reflecting weaker markets, primarily for ponderosa pine logs.

      Revenue from a planned sale of timberland during the nine months ended September 30, 1998 was $6.3 million. There were no such timberland sales during the nine months ended September 30, 1997.

      Operating Costs. Operating costs were $42.0 million for the nine months ended September 30, 1998, an increase of $13.6 million or 48% over operating costs of $28.4 million for the nine months ended September 30, 1997. This increase was primarily the result of a $4.5 million increase in DD&A expense, increases to COGS and the cost of timberland sold of $.3 million and $5.9 million, respectively, and an increase in SG&A expenses of $3.1 million, partially offset by a $.2 million decrease in silviculture expenses.

      DD&A expense was $16.5 million for the nine months ended September 30, 1998, a $4.5 million or 38% increase over DD&A expense of $12.0 million for the nine months ended September 30, 1997. This increase was primarily attributable to a net increase in log and stumpage sales volumes and an increase in the Company's depletion rate per MBF, which resulted from the Ochoco timberlands acquisition in July 1997.

      During the nine months ended September 30, 1998, the Company sold 15,304 acres of timberland with a cost basis of $5.9 million. No sales of timberland were made during the nine months ended September 30, 1997.

      SG&A expenses were $7.4 million for the nine months ended September 30, 1998, an increase of $3.1 million or 72% over comparable expenses of $4.3 million for the nine months ended September 30, 1997. This increase was primarily due to the one-time expenses of $1.1 million related to severance costs and the repurchase of member interests in the Managing Member that were incurred in the first quarter of 1998, combined with increased costs associated with of operating as a publicly traded company and implementing the Company's strategy to pursue accretive acquisitions of timberland.

      Interest Expense. Interest expense was $16.7 million for the nine months ended September 30, 1998 and related primarily to the $225.0 million aggregate principal amount of the Notes. Interest expense of $17.8 million for the nine months ended September 30, 1997 related primarily to $315.0 million of term debt and $83.0 million of revolving debt incurred in connection with the acquisition of the Klamath Falls and Ochoco timberlands in August 1996 and July 1997, respectively. This debt was retired in November 1997 using proceeds from the sale of Notes and Units to the public in November 1997.

      Financing Fees. The Company deferred $6.7 million of fees incurred in connection with the issuance of the Notes. These fees will be amortized over the term of the Notes, which are due in November 2007. The amortization of these fees during the first nine months of 1998 was $0.5 million. During the nine months ended September 30, 1997, the Company recognized $3.0 million of expense related to debt guarantee fees and amortization of deferred financing fees.

      Other (Income) Expense, Net. Other (income) expense, net was $1.1 million for the nine months ended September 30, 1998. During the same period in 1997, this item was under $.1 million. The increase in expense during the first nine months of 1998 is due to a $1.3 million charge related to an unrealized loss, as of September 30, 1998, on an unhedged financial instrument.

      Extraordinary Item. During the nine months ended September 30, 1997, the Company refinanced certain long-term borrowings resulting in a $3.6 million extraordinary loss on extinguishment of debt related to the write-off of existing unamortized deferred financing fees and other related fees.

Members' Equity

      During the nine months ended September 30, 1998, members' equity declined $20.4 million dollars from $147.1 million to $126.7 million. This decline is the result of the Company's net loss and distributions to its Members during this period, which were $4.2 million and $16.1 million, respectively. The Company expects to continue to incur operating losses and make distributions to its Members. As a result, the Company anticipates that members' equity will continue to decline.

Financial Condition and Liquidity

      During the nine months ended September 30, 1998, net cash provided by operating activities totaled $16.4 million. During this period the Company distributed $16.1 million to its Members, and cash and cash equivalents increased $.3 million compared to December 31, 1997.

      The Company has a $100.0 million unsecured revolving credit facility (the "Bank Credit Facility") with a group of banks, which consists of a $75.0 million acquisition facility and a $25.0 million working capital facility and is subject to restrictions and covenants that limit the amount available for borrowing in amounts which vary from time to time. The Bank Credit Facility will expire November 19, 2000. At that time, the Company may elect to convert amounts borrowed under the acquisition facility to a term loan payable in sixteen equal quarterly installments, and amounts borrowed under the working capital facility will be due and payable. As of September 30, 1998, there were no outstanding borrowings under the Bank Credit Facility.

      The agreements governing the Notes and the Bank Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions, and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. As of September 30, 1998, the Company was in compliance with these covenants and ratios.

      Through the first nine months of 1998, the Company funded its operations and met its cash obligations for distributions to its Members and debt service from cash on hand and cash generated from current operations. Cash required to make distributions to all Members at current levels and to pay interest on the Notes is $26.2 million and $21.7 million, respectively, per year. The Managing Member expects that future cash distributions and interest payments will be funded from cash on hand, cash generated from current operations, and borrowings under the Bank Credit Facility.

      During the first nine months of 1998, the market for the Company's logs and timber has generally declined. To meet its working capital requirements, the Company has been harvesting and selling logs and stumpage at a rate in excess of both 1997 levels and the Managing Member's estimate of the long-term sustainable annual harvest level for its current timberlands of approximately 110 MMBF per year. During the first nine months of 1998 the Company harvested 110 MMBF and currently anticipates that the total harvest volume for 1998 will be 158 MMBF, excluding volume of 26.6 MMBF included in the second quarter 1998 sale of timberland. Under its loan agreements, the Company's average annual harvest volume over any period of four consecutive years cannot exceed 150 MMBF (as adjusted for timberland sales and purchases). The agreements also limit one-year harvest levels and average annual harvest levels for consecutive two and three year periods. Because of these limitations and the long term sustainable harvest level of the timberlands, unless prices improve, costs are reduced, new markets are developed or the Company is able to implement a favorable recapitalization or make accretive acquisitions, the Company's ability in the future to make distributions at current levels will likely be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.

      Capital expenditures, for the nine months ended September 30, 1998 totaled $.6 million. As the Company does not currently own and does not plan to own or operate manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be material and will consist mainly of land management and silvicultural expenditures. It is not currently anticipated that the Company will either maintain log inventories (although small volumes of log inventories may be maintained for short periods of time) or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be $1.0 million for the year ended December 31, 1998. Capital expenditures will be funded from cash on hand and cash generated from current operations.

Year 2000 Issues

      Year 2000 issues arise from computer programs, including programs that are embedded in non-information technology systems, that employ two digits instead of four to define the applicable year. As a result, such programs may interpret a year 2000 date as a date in 1900. This could lead to a system failure when using date sensitive software.

      The Company has evaluated its financial and operational systems and applications for compliance with Year 2000 requirements. In the course of this evaluation, the Company obtained certifications from vendors that its timber inventory and timberland resource management systems are Year 2000 compliant. Further, in connection with the Company's scheduled programs to replace certain other systems, specifically its financial reporting system and local and wide area networks, the Company included Year 2000 compliance among its key criteria in selecting the replacement applications. The installation of these replacement systems is substantially complete. The Company has replaced or upgraded its computers to assure its business systems are supported by machines that comply with Year 2000 requirements. The Company has no converting facilities and believes it has no material Year 2000 issues with respect to its non-information technology systems.

      The Company has engaged a third party consultant to assist it with further evaluation of its Year 2000 preparedness. The scope of the engagement includes a determination of whether any additional testing of internal systems that have been certified as Year 2000 compliant by vendors is necessary, as well as an assessment of issues associated with third parties. The Company has received Year 2000 compliance certifications from certain third parties with whom it has a material relationship. However, the Company has not evaluated the potential Year 2000 issues for all third parties with whom it maintains material relationships. This phase of its assessment, which includes identifying and surveying significant suppliers, service providers, and customers, is in progress and expected to be completed by December 1998.

      Information gained from the assessment of Year 2000 issues associated with third parties will define the next phase of the Company's preparation for and remediation of Year 2000 issues. Depending upon the outcome of the third party assessment phase, the Company's activities in the next phase will be the development of appropriate remediation or contingency plans. Such plans could include identifying replacement suppliers and developing marketing strategies to sustain sales should a significant customer experience a business interruption due to Year 2000 issues. This phase of the Company's Year 2000 preparation is expected to be completed by the first quarter of 1999.

      The Company replaced its non-Year 2000 compliant systems in accordance with a scheduled program. Although Year 2000 compliance was an important factor in the selection of the replacement systems, it was not a determining factor in either the decision to replace the systems or the timing of the replacement. Therefore the Company believes the costs associated with addressing its internal Year 2000 issues will not be material. Until the Company completes its assessment of the potential Year 2000 issues with third parties, it is unable to estimate the cost associated with addressing issues associated with third parties.

      The Company believes it has taken the necessary steps to enable it to conduct its internal business and fulfill its obligations in the Year 2000. However, the Company is still in the process of evaluating whether and how the potential Year 2000 issues of its important suppliers, service providers, and customers may affect its financial condition and results of operations. Therefore, the Company is unable to describe the potential risks that may be associated with the Year 2000 issues of third parties with whom it maintains material relationships. Identification of material risks should be complete by December 1998 and plans to address those risks should be in place by the end of the first quarter of 1999.

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

Date: November 16, 1998       U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                              By:  U.S. Timberlands Services Company, L.L.C.
                                   as Manager

                              By: /s/ ALLEN E. SYMINGTON
                                 -------------------------------------------
                                 Allen E. Symington
                                 President and Chief Financial Officer
                                 (Principal Financial Officer
                                 and Duly Authorized Officer)

                              By: /s/  JOHN C. MCDOWELL
                                 -------------------------------------------
                                 John C. McDowell
                                 Vice President-Finance and Controller
                                 (Principal Accounting Officer
                                 and Duly Authorized Officer)


                              U.S. TIMBERLANDS FINANCE CORP.

                              By: /s/ ALLEN E. SYMINGTON
                                 -------------------------------------------
                                 Allen E. Symington
                                 President and Chief Financial Officer
                                 (Principal Financial Officer
                                  and Duly Authorized Officer)

                              By: /s/ JOHN C. MCDOWELL
                                 -------------------------------------------
                                 John C. McDowell
                                 Vice President-Finance and Controller
                                 (Principal Accounting Officer
                                 and Duly Authorized Officer)