Form 10-K
period 1998-12-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 1999-04-15
CIK 1047739

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission file nos.: 1-13573-01
                                                                      1-13573

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                         U.S. TIMBERLANDS FINANCE CORP.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   93-1217136
                   DELAWARE                                   91-1851612
         (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                   Identification No.)

 625 Madison Avenue, Suite 10-B, New York, NY                    10022
   (Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code: 212-755-1100

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

           Title of Each Class:       Name of Each Exchange on Which Registered:
           9-5/8% Senior Notes                 New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during then preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

       Yes |X|    No |_|

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

      Documents incorporated by reference: None

================================================================================

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                         U.S. TIMBERLANDS FINANCE CORP.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
PART I
    Item 1.   Business ..................................................    1
    Item 2.   Properties ................................................   10
    Item 3.   Legal Proceedings .........................................   10
    Item 4.   Submission of Matters to a Vote of Security Holders .......   10

PART II
    Item 5.   Market for Registrant's Common Units and Related Security
              Holder Matters ............................................   11
    Item 6.   Selected Financial Data ...................................   12
    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................   13
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    23
    Item 8.   Financial Statements ......................................   23
    Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ..................................   23

PART III
    Item 10.  Directors, Executive Officers, Promoters and Control
              Persons of the Registrant .................................   24
    Item 11.  Executive Compensation ....................................   27
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management ................................................   31
    Item 13.  Certain Relationships and Related Transactions ............   31

PART IV
    Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K ...   33

                                     PART I

Item 1. Business.

General

      The business of U.S. Timberlands Klamath Falls, LLC, a Delaware limited liability company formed in 1996 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 615,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (collectively the "Timberlands") containing total merchantable timber volume estimated as of January 1, 1999 to be approximately 2.1 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately five million conifer seedlings annually from its nursery, approximately half of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of U.S. Timberlands Company, L.P. (the "Master Partnership") and the predecessors of the Company and the Master Partnership.

      The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 45%) and Douglas fir (approximately 14%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 178,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 37 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next five years. Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. The balance of the Timberlands are composed of natural stands. For a more complete description of the Company's properties, see "Properties."

      In August 1996, the Company and U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In July 1997, the Company, which is now the Master Partnership's subsidiary operating company acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). Over 40% of the merchantable timber on the Ochoco Timberlands is at least 80 years old. The Company believes that the age classes and species mix of the Ochoco Timberlands fit well with the Klamath Falls Timberlands and provide the Company flexibility in developing its harvest plans. In October 1997 and May 1998, the Company sold approximately 13,000 and 15,300 acres from the Klamath Falls Timberlands respectively.

      During the period from January 1, 1994 through the acquisition of the Klamath Falls Timberlands by the Company, approximately 58% of the logs harvested from the Klamath Falls Timberlands were delivered to a plywood mill owned by Weyerhaeuser at Klamath Falls, Oregon. Similarly, prior to the Ochoco Acquisition, substantially all of the timber harvested from the Ochoco Timberlands was delivered to Ochoco's mills. The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently all of the Company's sales are made to unaffiliated third parties. Concurrent with the Company's acquisition of the Klamath Falls Timberlands, the Company arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. The Company entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 million board feet ("MMBF") of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In addition to its sales under the Collins Supply Agreement, the Company sells logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 50 primary conversion facilities located within a 150 mile radius of the Company's Timberlands.

Formation of the Company

      On November 19, 1997, the Master Partnership acquired substantially all of the equity interests in the Company and the business and assets of Old Services (the "Acquisition") and completed its initial public offering (the "MLP Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the Acquisition, Old Services contributed all of its assets, including its timber operations, to U.S. Timberlands Services Company, L.L.C., a newly formed Delaware limited liability company and the Company's manager (the "Manager" or "New Services"), in exchange for interests therein. Immediately thereafter, the Company assumed certain indebtedness (the "Holdings Debt") of U.S. Timberlands Holdings, L.L.C., an affiliate of the Company ("Holdings"), and the Manager contributed its timber operations to the Company in exchange for a member interest in the Company. Then the Manager contributed all but a 1% member interest in the Company to the Master Partnership in exchange for a general partner interest in the Master Partnership, the right to receive Incentive Distributions (as defined in the Glossary of Certain Terms) and 1,387,963 subordinated units representing limited partner interests in the Master Partnership ("Subordinated Units"), and Holdings contributed all of its interest in the Company to the Master Partnership in exchange for 2,894,157 Subordinated Units. The Manager then distributed the Subordinated Units to Old Services. Approximately 143,398 Subordinated Units were used by Old Services to redeem interests in Old Services held by certain founding directors of the Manager (the "Founding Directors"). As a result of such transactions, the Company became the operating company and the Manager owns an aggregate 2% interest in the Master Partnership and the Company on a combined basis, and the right to receive Incentive Distributions; Old Services owns 1,244,565 Subordinated Units; Holdings owns 2,894,157 Subordinated Units; and the Founding Directors own an aggregate of 143,398 Subordinated Units. The 4,282,120 Subordinated Units owned by Old Services, Holdings and the Founding Directors represent an aggregate 32.6% interest in the Master Partnership. The Common Units and the Subordinated Units are referred to herein collectively as "Units" and the holders of Units are referred to herein as "Unitholders." Concurrent with the closing of the Master Partnership's MLP Offering, the Company and its wholly-owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of unsecured senior notes (the "Notes") and obtained a $25.0 million revolving credit facility to be used for working capital purposes (the "Working Capital Facility") and a $75.0 million revolving credit facility to be used for acquisitions and capital improvements (the "Acquisition Facility" and, together with the Working Capital Facility, the "Bank Credit Facility"). See "Management's Discussion and Analysis - Liquidity and Capital Resources."

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

      The Company's business is managed by the Manager. The Manager does not receive any management fee or other compensation in connection with its management of the Company, but is reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the Manager in connection with the operation of the Company's business.

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

The Timberlands

Timber Growth

      Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company's older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 160 board feet per acre per annum. The younger Plantations are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years. This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting seedlings which are able to begin growing immediately (as compared to the slower natural regeneration process) by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist the growth of the timber. Management does take action to enhance the growth rate in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

Harvest Plans

      The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size and age class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates which are improving over time as a result of technological, biological and genetic advances that improve forest management practices, expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested from log, stumpage and timber deed sales 139 MMBF in 1997 and 145 MMBF in 1998 and plans to harvest, or commit to harvest, approximately 202 MMBF in 1999. The Company also sold through property sales, 42 MMBF in 1997 and 27 MMBF in 1998 and intends to sell approximately 12 MMBF in 1999. Under the current harvest plans, the Company intends to harvest its current Timberlands aggressively over approximately the next ten years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. The Company believes these harvest plans can be achieved; however, since harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. While the Company's debt obligations place certain limitations on the harvest plans, the Company believes that it has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory would decline by the end of 2009 and that its more valuable species of timber would decline as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long term harvest plans, growth rates and forest inventory levels will be reviewed during 1999 and 2000. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

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

Sales and Markets

      Once a block of timberland is ready to be harvested, the Company solicits offers from its customers for delivery of logs. After a price and volume have been agreed to among the parties, the Company either (i) contracts a third party to harvest the acreage and deliver to a roadside site on the Timberlands, where a contracted trucking company picks up the logs and delivers them to the customer, or (ii) sells the timber on a stumpage basis where the customer arranges to harvest and deliver the logs. When the Company sells timber on a stumpage basis, depending on the length of the contract, it may either receive payment in full upon the execution of the contract, or may receive a portion of the payment upon execution of the contract and the balance of payment when the timber is cut. In a stumpage sale, the Company generally retains the risk of loss on the timber until such time as it has been harvested by the buyer. The Company also sells timber to customers pursuant to timber deeds. In a timber deed sale, the Company receives a portion of the payment for the timber at the time of execution of the contract and the balance of payment at various intervals throughout the duration of the contract, and the risk of loss on the timber covered by the contract passes immediately to the buyer, regardless of when the buyer harvests the timber. The Company currently sells its sawlogs or stumpage directly to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. Sawlogs and stumpage sales accounted for approximately 78.0% and 89.2% of the Company's revenues in 1997 and 1998, respectively. Timber deeds and timber and timberland sales accounted for approximately 19.8% and 8.8% the Company's revenues for 1997 and 1998.

      Chips, which can be used to make hardboard or pulp, accounted for approximately 1.9% and 1.7% of the Company's revenues in 1997 and 1998, respectively. The market price of chips has historically been volatile, rising and falling with the price of pulp. Sales of seedlings accounted for the remaining 0.3% of the Company's revenues in 1997 and 1998.

      The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to 24 different customers. Concurrent with the Weyerhaeuser Acquisition, the Company arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In 1997, timber sales to Collins, Crown Pacific Partners and Boise Cascade Corporation accounted for approximately 23%, 21% and 15%, and in 1998, Crown Pacific Partners, Boise Cascade Corporation, Collins and Thomas Lumber Company accounted for approximately 27%, 18%, 17% and 16% respectively, of the Company's revenue. Collins made its purchases pursuant to the Collins Supply Agreement, while the other purchases were made pursuant to short-term arrangements. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently exceeds the supply and that, therefore, such customers could readily be replaced. Prior to the Company's acquisition of the Ochoco Timberlands, virtually all of the logs sold from such timberlands were sold to Ochoco's own facilities. Since the Ochoco Acquisition in July 1997, all of the sales from the Ochoco Timberlands have been and will be made to unaffiliated customers. There are currently more than 50 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

Seasonality

      Log and stumpage sales volumes are generally at their lowest levels in the first and second quarters of each year. Heavy snowfalls in higher elevations prevent access to many areas of the Company's timberlands in the first quarter. This limited access, along with spring break-up conditions in March or April (when warming weather thaws and softens roadbeds), restricts logging operations to lower elevations and areas with rockier soil types. The result of these constraints is that sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their high during the third and fourth quarters. Most customers in the region react to this seasonality by carrying high log inventories at the end of the calendar year at a level that provides sufficient inventory to carry them to the second quarter of the following year.

      Contributing to this seasonality of log volumes is the market demand for lumber and related products which is typically lower in the first or winter quarter when activity in the construction industry is slow, but increasing during the spring, summer and fall quarters. Log and stumpage prices generally increase in the spring with this build up of construction activity matching the timing of re-entry to all forested areas and increased logging activity.

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

      The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 2.1 BBF of merchantable, good quality timber, approximately 178,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (iv) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

Resource Management

Timber Resource Management

      All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company. The Company's operations involve intensive timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management, all of which are carefully monitored using the Company's GIS. See "Geographic Information System." The Company employs a number of traditional and recently developed harvesting techniques on its lands based on site-specific characteristics and other considerations. Due to the topography of the Timberlands, over 95% of the Timberlands can be harvested using lower-cost mechanical methods as opposed to higher-cost cable systems.

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

      The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 70% of the Company's harvested land. Approximately 28% of the Timberlands acreage currently consist of Plantations. The Company expects to convert approximately 3,000 to 6,000 acres of natural stands to Plantations annually. During 1998, the Company planted approximately 2.2 million seedlings. The Company uses genetically improved seedlings (representing approximately 90% to 95% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhauser in 1973. Such seeds are generated by trees that are created by grafting selected superior genetic stock to mature root stock.

Geographic Information System

      The GIS is a computer software program that the Company acquired from Weyerhaeuser as part of the Klamath Falls Acquisition. The GIS data, which has been compiled over a period of at least five years, includes detailed topographical field maps for every stand within the Timberlands including data for the Ochoco Timberlands, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each such stand. Using the data in the GIS, the Company can use a computer model to "grow" the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. The GIS will also be used to evaluate potential acquisition opportunities.

      Although GIS systems are generally available for purchase, many of the Company's competitors do not utilize GIS systems, mainly due to the relatively high initial cost and to the length of time necessary to collect sufficient data to optimize the use of the GIS. Thus, the Company believes the GIS gives it an advantage over its competitors.

Land Sales

      In 1998, the Company sold approximately 15,300 acres from the Klamath Falls Timberlands. The Company expects to sell additional timberland parcels in the future.

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

      Based on the latest survey available to the Company, there were approximately 80 bald eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites.

      In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to
(i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in July 1997, and identified approximately 27 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located on the Klamath Falls Timberlands.

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

Timberlands

      The operation of the Timberlands is subject to specialized statutes and regulations in the State of Oregon, which has enacted laws which regulate forestry operations, including the Forest Practices Act, which addresses many growing, harvesting and processing activities on forest lands. Among other requirements, these laws restrict the size and spacing of harvest units, and impose certain reforestation obligations on the owners of forest lands. The State of Oregon requires a company to provide prior notification before beginning harvesting activity. The Forest Practices Act and other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities. The Company believes it is in substantial compliance with these regulations.

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

Employees

      As of March 15, 1999, the Company had 30 salaried employees, including employees of the General Partner that manage the business of the Company. The employees of the Timberlands are not unionized, and the Company believes that its employee relations are good. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

Item 2. Properties

Timber Inventory

      The Company currently owns and manages approximately 615,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 1999 to be approximately 2.1 BBF in Oregon east of the Cascade Range. The Timberlands include substantial holdings of merchantable, good-quality timber. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of premium species of softwood, consisting of Ponderosa Pine and Douglas fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable and adequate for current operations.

      The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 178,000 acres of the 615,000 acre total consist of actively managed pine Plantations with stands ranging in age from one to 37 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 77%) and Lodgepole Pine (approximately 23%). Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. However, initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next five years. See "The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

      The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volumes are based on information developed by Company personnel. As of January 1, 1999, the total timber inventory amounted to 2.1 BBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (931.3 (45%)), Lodgepole Pine (399.6 (19%)), White Fir (409.6 (20%)), Douglas fir (282.3 (14%)) and other species (65.5 (2%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

      The Company's Timberlands are well diversified, not only by species mix but also by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 1999, approximately 562 MMBF, or 27%, of the merchantable timber had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

      The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 1999, the Plantations totaled 178,000 acres. Of the total acreage, 63,300 acres range from 1 to 15 years of age, 109,800 acres range from 16 to 25 years of age, and 4,900 acres are 26 years of age or older.

Item 3. Legal Proceedings

      There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of Company.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company's Unitholders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Units and Related Security Holder Matters

      In connection with the consummation of the Transactions, a 98.9899% member interest in the Company was issued to the Master Partnership and a 1.0101% member interest was issued to the Manager. There is no public trading market for the Company's equity securities. The Company distributes all of its Available Cash on a quarterly basis.

      The Company made its first cash distribution to the Master Partnership for distribution to holders of the Common Units and the Subordinated Units on May 15, 1998, of $0.73, representing the sum of $0.50, the Minimum Quarterly Distribution (as defined in the Master Partnership Agreement) for the first quarter of 1998, plus $0.23, the pro rata portion of the Minimum Quarterly Distribution for the period from November 19, 1997 through December 31, 1997. The Company made distributions to the Master Partnership for the Minimum Quarterly Distributions of $0.50 per Unit for the second, third and fourth quarters of 1998 on August 14, 1998, November 13, 1998 and February 12, 1999, respectively.

Item 6. Selected Financial Data

---------------------------------------------------------------------------------------------   ------------------------------------
                                                                U.S. Timberlands (1)                       Predecessor (1)
---------------------------------------------------------------------------------------------   ------------------------------------
                                                                                  August 30,    January 1,
                                                                                1996 through     through
                                                                                 December 31,   August 29,

                                                        1998          1997          1996          1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS AND OTHER DATA
   (IN MILLIONS):
Modified EBITDDA (6) ...........................      $  44.2       $  53.3       $  (1.4)      $   3.6       $  12.5       $  11.5
Additions to timber, timberlands and
   logging roads (3) ...........................          0.3         111.4         283.5           0.0           0.2           0.0
Cash flow from (used in) operating
activities .....................................         17.5          28.5          (3.0)          5.5          11.8          13.2
Cash flow from (used in) investing
 activities ....................................          0.4        (103.8)       (291.5)         (0.5)         (1.9)         (2.0)
Cash flow from (used in) financing
 activities ....................................        (23.7)         69.3         311.0          (5.1)        (10.0)        (11.2)

OPERATING STATEMENT DATA
 (IN MILLIONS)
Revenues (2)(3) ................................         71.3          77.3          14.0          15.6          31.7          32.3
Depreciation, depletion and road
amortization (2)(3) ............................         21.9          17.3           3.3           0.9           1.5           1.5
Cost of timber and property sales
   (2)(3) ......................................          5.9           8.7            --            --            --            --
Operating income (loss) (2)(3) .................         16.3          27.3          (4.8)          2.7          11.1          10.1
Income (loss) before extraordinary
   items (4) ...................................         (6.4)         (1.4)        (13.0)          2.7          11.6           9.9
Extraordinary items, losses on
   extinguishment of debt (5) ..................           --           9.3            --            --            --            --
Net Income (loss) ..............................         (6.4)        (10.7)        (13.0)          2.7          11.6           9.9

BALANCE SHEET DATA (AT
    PERIOD END, IN MILLIONS):
Working capital ................................          1.4           1.8          21.5           0.5           1.3           0.2
Total assets (3) ...............................        350.7         385.2         310.2          27.8          30.9          29.8
Long-term debt (7) .............................        225.0         225.0         305.0            --            --            --
Equity (deficit) (8) ...........................        116.9         145.6          (2.9)         27.8          29.2          27.7

OPERATING DATA
(UNAUDITED):
Log, stumpage and timber deed sales
   volumes (MMBF) (2)(3) .......................        144.5         138.9          30.2          32.8          63.8          68.3
Property sale volume (MMBF) (2) ................         26.6          41.5            --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------

(1) Due to the Weyerhaeuser Acquisition on August 30, 1996, the financial and operating data after August 30, 1996 are not comparable to financial and operating data of the Predecessor. See discussion of the Company and the Predecessor's basis of presentation in Note A of the Notes to Financial Statements. Also, See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Revenues in 1998 consist of $63.6 million of log and stumpage sales, $6.3 million of timber and property sales and $1.4 million of by-products and other sales. Revenues in 1997 consist of $60.4 million of log and stumpage sales, $15.2 million of timber and property sales and $1.7 million of by-products and other sales. Revenues prior to 1997 consist primarily of log sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) See August 1996 acquisition of the Klamath Falls Timberlands and July 1997 acquisition of the Ochoco Timberlands in Note C of the Notes to Financial Statements.
(4) See effect of interest expense and amortization of deferred financing fees and debt guarantee fees in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) See effect of debt extinguishment in Note E of the Notes to Financial Statements.
(6) Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. Modified EBITDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. Modified EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, Modified EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated prior to debt service obligations and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) See discussion of long-term debt at Note E of the Notes to Financial Statements.
(8) See discussion of the Company and the Predecessor's equity (deficit) in Note A of the Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual result s to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. The results of the Company's operations depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

General

      The basis of presentation of the Company's financial statements is described in Note A to the consolidated financial statements. The comparability of the financial results of the Company and the Predecessor is primarily affected by (i) increased revenues resulting from increased harvest levels on the Klamath Falls Timberlands, (ii) revenues realized from harvesting on the Ochoco Timberlands acquired by the Company in July 1997, (iii) increased depletion charges resulting from the step-up in asset values of the Timberlands,
(iv) reduced per MBF logging and hauling costs resulting from the use of independent contractors rather than Company employees to conduct silvicultural activities and the harvesting and delivery of logs due to lower hourly wage rates, the elimination of compensation payments during seasonal down time and the reduction in associated capital costs and (v) a different customer base, as a majority of the Predecessor's sales were to an affiliated customer at internally established transfer prices whereas all of the Company's sales are to unaffiliated conversion facilities at market based prices (although whether the transfer prices or market-based prices were higher changed from time to time).

Supply and Demand Factors

      The Company's results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

Supply

      The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Although prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from public lands, which is expected to continue for the foreseeable future, has benefitted private timber holders such as the Company through higher stumpage and log prices.

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

Current Market Conditions

      Low mortgage interest rates have created favorable conditions for new home construction, home repair and remodeling, and industrial and other construction, which has strengthened the demand for the Company's logs and timber. However, as the result of weak log markets in Asia, the supply of logs has increased on the West Coast. Combined with the continued heavy importing of lumber from Canada, this has put downward pressure on prices for the Company's logs and timber during most of 1998.

      The key lumber price indicators for Ponderosa Pine dropped 26% from mid-1997 to the end of 1997. Ponderosa Pine indicators for 1998 remained at historically low levels and continued to decline throughout the year for a 7% reduction. Lodgepole Pine prices experienced a decline of 5% in 1998. Douglas Fir prices were consistently lower in 1998 from 1997 levels, with an average year-to-year reduction of 16%. In contrast, prices for White Fir were generally higher in 1998 than in 1997 by 14%, with significant increases in the second half of 1998. Strong demand for panel products manufactured from this species persisted through the second half and the Company benefitted from the demand by shifting more production to White Fir logs to improve the overall mix.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      The following table sets forth sales volume for each of 1997 and 1998 from the sale of logs, stumpage and timber deeds by thousand board feet and price per thousand board feet and the sales of property.

                                    Sales Volume (MBF)                    Price Realization (MBF)
                                    ------------------                    -----------------------
                                                       Timber                                      Timber       Property
Period                   Logs          Stumpage         Deeds         Logs         Stumpage         Deeds     Sales (000s)
------                   ----          --------         -----         ----         --------         -----     ------------
    1998
Year ended 12/31         93,557         50,894             --        $   420        $   479             --        $ 6,276
4th Quarter ....         24,299         23,787             --            396            441             --             --
3rd Quarter ....         29,017         22,617             --            431            511             --             --
2nd Quarter ....         23,832          2,506             --            432            570             --          6,276
1st Quarter ....         16,409          1,984             --            418            447             --             --

    1997
Year ended 12/31         97,749         30,189         11,045        $   446        $   556        $   315        $11,760
4th Quarter ....         27,415         17,830             --            487            576             --         11,760
3rd Quarter ....         25,867         10,056             --            436            569             --             --
2nd Quarter ....         23,094          2,303             --            441            350             --             --
1st Quarter ....         21,373             --         11,045            413             --            315             --

      Revenues. Revenues were $71.3 million in 1998, a decrease of $6.0 million or 8% from revenues of $77.3 million in 1997. This decrease was primarily attributable to a $9.0 million reduction in timber and property sales, a $4.3 million reduction in log sales and a $0.2 million reduction in by-products and other revenues, partially offset by a $7.6 million increase in revenues from stumpage sales. To meet its working capital requirements, the Company harvested and sold logs and stumpage in 1998 at rates in excess of both 1997 levels and the Manager's estimate of the long-term sustainable annual harvest level for its current timberlands of approximately 110,000 MBF per year.

      Revenue from planned timber and property sales decreased to $6.2 million in 1998 from $15.2 million during 1997, representing a $9.0 million or 59% reduction. The significant reduction was due to a decrease in the volume contained in the 1998 timber and property sales of 26,600 MBF as compared to 52,600 MBF in 1997.

      Log sales for 1998 were $39.3 million on volumes of 93,600 MBF, compared to log sales of $43.6 million on volumes of 97,700 MBF in 1997. The average log sales price per MBF for 1998 was $420 compared to an average log sales price per MBF of $446 for 1997, a 6% reduction, reflecting weaker markets, primarily for Ponderosa Pine logs.

      Stumpage sales for 1998 were $24.4 million on volumes of 50,900 MBF, compared with stumpage sales of $16.8 million on volumes of 30,200 MBF in 1997. The average stumpage sales price per MBF for 1998 was $479 compared to an average stumpage sales price per MBF of $556 for 1997, a 14% reduction. The decrease in average stumpage sales prices from 1997 to 1998 was primarily due to a reduction in the grade of timber harvested from the Ochoco Timberlands.

      In addition, the Company entered into six stumpage contracts in 1998 for an aggregate estimated revenue of $5.5 million and 16,700 MBF. It is expected that such timber will be removed, and revenue recognized, during 1999, under such contracts.

      Operating Costs. Results for 1998 reflect a full year's ownership of the Ochoco Timberlands whereas 1997 results include such ownership from the date of acquisition on July 15, 1997. Operating costs were $55.0 million in 1998, an increase of $4.9 million or 10% over operating costs of $50.1 million in 1997. This increase was the result of a $4.6 million increase in Depletion, Depreciation and Road Amortization ("DD&A") expense and a $4.2 million increase in selling, general and administrative expenses partially offset by a $2.8 million decrease in cost of timber and property sales and a $1.1 million decrease in cost of products sold.

      DD&A expense was $21.9 million in 1998, a $4.6 million or 27% increase over DD&A expense of $17.3 million in 1997. This increase was primarily attributable to a net increase in log and stumpage sales volumes and an increase in the Company's depletion rate per MBF, which resulted from the Ochoco Timberlands acquisition in July 1997.

      Selling, general and administrative expenses were $10.5 million for 1998, an increase of $4.2 million or 67% over comparable expenses of $6.3 million in 1997. The increase in selling, general and administrative expenses was primarily attributable to one-time expenses of $1.7 million related to severance costs and the repurchase of member interests in the Manager that were incurred in the first and fourth quarters of 1998, combined with increased costs associated with operating as a publicly traded company, and implementing the Company's strategy to pursue accretive acquisitions of timberland.

      The reduction in the cost basis of the timber and property sales between 1998 and 1997 is due to the reduced volume contained in the 1998 sale as compared to the 1997 sales, as previously mentioned.

      Cost of products sold was $16.7 million for 1998 as compared to $17.8 million for 1997, a $1.1 million or 6% reduction. The decrease in cost of products sold was the result of a $0.6 million decrease in logging costs, a $0.3 million decrease in wood fiber processing costs and a $0.2 million decrease in silviculture expenses.

      Interest Expense. Interest expense for 1998 was $22.2 million as compared to $25.3 million for 1997, representing a $3.1 million or 12% reduction. 1998 interest expense was incurred primarily on the $225.0 million of Notes issued in the November 1997 Public Note Offering. 1997 interest expense related primarily to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition on August 30, 1996 and $110.0 million of incremental debt incurred in connection with the Ochoco Acquisition on July 15, 1997. The reduction in interest expense is primarily attributable to the use of a substantial portion of the proceeds from the Company's Initial Offering completed on November 19, 1997, to retire outstanding debt.

      Amortization of Deferred Financing Fees and Debt Guarantee Fees. The Company deferred $6.7 million of fees incurred in connection with the issuance of the Notes. These fees will be amortized over the term of the Notes, which are due in November 2007. The amortization of these fees during 1998 was $0.7 million. During 1997 the Company recognized $4.2 million of expense related to debt guarantee fees and amortization of deferred financing fees.

      Interest Income. Interest income for 1998 was $0.5 million, a decrease of $1.0 million or 67% from interest income for 1997 of $1.5 million. The reduction in interest income is primarily attributable to the reduction in the cash and cash equivalents available in 1998 compared to 1997.

      Other expense, net. Other expense, net was $0.3 million for 1998 compared to $0.6 million for 1997, representing a reduction of $0.3 million or 50%.

      Extraordinary Items. During 1997 the Company refinanced certain long-term borrowings resulting in extraordinary losses on extinguishment of debt of $9.3 million due to the write-off of existing unamortized deferred financing fees and other related fees.

      Cash Flow From Operations. During 1998, cash flow from operations decreased $11.0 million or 39% primarily as a result of decreased proceeds from timber and property sales, an increase in selling, general and administrative expenses and a decrease of advance payments on stumpage sales contracts.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      The results of operations for the year ended December 31, 1996 are based on combining the periods of January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996 both as shown in the historical financial statements appearing elsewhere in this Annual Report. The principal effect of the Weyerhaeuser Acquisition in 1996 was an increase in depletion, depreciation and road amortization expense (due to a higher cost basis for the Company's timber, timberlands and logging roads) and interest expense (due to borrowings to finance the Weyerhaeuser Acquisition).

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

      The increase in cost of products sold was primarily the result of a $4.3 million increase in logging costs and a $0.3 million increase in severance taxes. Partially offsetting these increases were a $1.2 million decrease in wood fiber processing costs and a $1.0 million decrease in outside log purchases. Logging costs and severance taxes increased primarily as a result of a 55% increase in the level of merchantable grade logs harvested and sold, partially offset by a 14% decrease in the Company's logging cost per MBF. The decrease in the Company's logging cost per MBF was primarily the result of the Company's changing from a mix of internal logging crews and outside contractors during the first eight months of 1996 to the use of outside contractors for all its logging operations during the last four months of 1996 and in 1997. Wood fiber processing costs decreased by 58% as a result of a 14% decrease in the volume of fiber processed and sold as chips and a write-down to fiber log inventories during 1996, resulting from a decline in chip prices during the period. During 1997, the Company had timber and property sales with a combined cost basis of $8.7 million. No sales of tracts of timber or property were made during 1996.

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

      Interest Expense. Interest expense was $25.3 million during 1997 and primarily related to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition in August 1996 and $110.0 million of incremental debt incurred in connection with the Ochoco Acquisition on July 15, 1997. The Company refinanced $225.0 million of its existing debt on November 19, 1997 by issuing the Notes in the Public Note Offering and paid down the remaining $190.0 million of outstanding debt between July 15, 1997 and December 31, 1997 with the proceeds from the Initial Offering and cash flows from operating activities. The Company incurred $7.3 million in interest expense during the last four months of 1996. There was no interest expense and no debt outstanding during the first eight months of 1996, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

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

      Other Expense, Net. Other expense, net changed from approximately zero in 1996 to $0.6 million in 1997. Other expense, net in 1997 primarily represents a $0.6 million charge related to an unrealized loss on an unhedged financial instrument as of December 31, 1997.

      Extraordinary Items. The Company refinanced certain long-term borrowings during 1997 resulting in extraordinary losses on extinguishment of debt of $9.3 million due to the write-off of existing unamortized deferred financing fees and other related fees.

Liquidity and Capital Resources

      Effective November 19, 1997, the Master Partnership completed its MLP Offering of 8,577,487 Common Units (including Common Units issued upon the exercise by the underwriter's of their over-allotment option in December 1997). Net proceeds from the MLP Offering were $163.2 million. In addition, the Company issued $225.0 million of Notes in the Public Note Offering. The proceeds from the MLP Offering and the Public Note Offering were primarily utilized to retire all outstanding borrowings under the revolving credit facility and $330.0 million of term debt. For purposes of this discussion, these transactions are hereafter referred to as the "Transactions." As of December 31, 1998, the Company has a cash balance of $4.8 million and $1.4 million of working capital.

      Operating Activities. Cash flows provided by operating activities in 1998 were $17.5 million, as compared to cash flows provided by operating activities of $28.5 million in 1997. The $11.0 million decrease in cash flows provided by operating activities was primarily due to a $9.0 million decrease in the proceeds from timber and property sales, $4.2 million increase in selling, general and administrative expenses and $4.1 million decrease of advance deposits on stumpage sales contracts. The decrease in operating cash flows was partially offset by a substantial decrease in interest and debt guarantee fees in 1998 as compared to 1997, of $3.1 million and $3.5 million, respectively.

      Investing Activities. Cash flows provided by investing activities were $0.4 million in 1998, as compared to cash flows used by investing activities of $103.8 million during 1997. During 1998, a $1.1 million receivable from a customer was paid and $0.7 million was used in timber and road additions and orchard and nursery operations. During 1997, $110.9 million was used in the Ochoco Acquisition and a $10.0 million receivable from an affiliate was repaid.

      Financing Activities. Cash flows used in financing activities were $23.7 million in 1998, as compared to cash flows provided by financing activities of $69.3 million during 1997. During 1998, the Company paid $22.7 million in distributions to the Master Partnership for distribution to unitholders and minority interest and paid $1.0 million to an affiliate for redemption of a certain member's interest. During 1997, the Company refinanced $175.0 million of long-term debt incurred in connection with the Weyerhaeuser Acquisition and incurred an additional $110.0 million of long-term debt in connection with the Ochoco Acquisition. The Company incurred $6.0 million of deferred financing fees in connection with the refinancing of long-term debt and the incurrence of financing for the Ochoco Acquisition. In addition, the Company distributed $1.2 million to a member related to his 1997 estimated tax liability. The Company received $163.2 million in net proceeds from the Master Partnership's MLP Offering and $218.3 million in proceeds, net of financing fees related to the issuance of the Notes.

Notes

      On November 14, 1997, the Company issued $225.0 million aggregate principal amount of Notes (the "Notes") representing unsecured general obligations of the Company which bear interest at 9-5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes will not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Company in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date. In addition, at any time on or prior to November 15, 2000, the Company, at its option, may redeem the Notes with the net cash proceeds of a Common Units offering or other equity interests of the Master Partnership at 109.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

      The indenture governing the Notes (the "Indenture") contains various affirmative and restrictive covenants applicable to the Company and its subsidiaries, including limitations on the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the

Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Master Partnership, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Master Partnership, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations (which limitations are similar to those for the Bank Credit Facility) or engage in a different line of business. Under the Indenture, the Company will be permitted to make cash distributions to the Master Partnership so long as no default or event of default exists or would exist upon making such distribution (a) if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or (b) if the Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount after the closing of this offering not to exceed (i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Units) received by the Master Partnership. The Company was in compliance with these covenants at December 31, 1998 and 1997.

Bank Credit Facility

      Simultaneously with the Closing of the MLP Offering, the Company obtained the Bank Credit Facility, which consists of the $75.0 million Acquisition Facility and the $25.0 million Working Capital Facility. As of December 31, 1998, there were no outstanding borrowings under the Bank Credit Facility. The Bank Credit Facility bears interest at the lower of the Bank's prime rate plus a margin of 2.0% (9.75% at December 31, 1998) or LIBOR plus a margin of 2.5% (7.6% at December 31, 1998). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Company may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the agreement governing the Bank Credit Facility. As of December 31, 1998, the Company was not in compliance with certain covenants of the Bank Credit Facility, and there were no amounts outstanding under the Credit Agreement as of such date. On February 11, 1999, the required majority of the banks comprising the lending group waived such noncompliance. In exchange for the waiver, the Company agreed that future borrowings in excess of $2.0 million will require the consent of a majority of the lending group members. On April 6, 1999, the Company advised the Agent Bank that, as of March 31, 1999, the Company may be in violation of the Minimum Asset Value to Funded Debt covenant (the "MAVFD Covenant") contained in the Credit Agreement, which is based upon values set by the California State Board of Equalization ("SBE"). The Banks have agreed to modify the MAVFD Covenant, effective March 31, 1999, to provide that the asset value shall be based upon the fair market value of the Company's Merchantable Timber as set forth in the Company's Annual Timber Report, which Management believes more accurately reflects the value of the Company's properties. As modified, the Company is in compliance with such covenant. In connection with the modification, the Company agreed to terminate the Working Capital loan agreement as of June 30, 1999 and to terminate the Acquisition Facility, effective April 6, 1999. As of March 31, 1999, there was $1.3 million outstanding under the Working Capital Facility. The Company is currently in discussions with several of the banks to continue the Working Capital Facility, and one of them has agreed to act as agent bank. In the interim, an affiliate of the Manager has agreed to make available to the Company, from time to time, loans of up to $12.0 million with terms and covenants substantially consistent with the current Bank Credit Facility. In addition, the Company's plan to engage investment banks to assist it in raising money for acquisitions.

      The Bank Credit Facility contains various affirmative and restrictive covenants applicable to the Company, including limitations on the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) incur any liens other than (a) liens on accounts receivable and inventory to secure indebtedness under a refinancing facility for the Working Capital Facility and (b) liens for purchase money financing of acquired assets up to an aggregate $10.0 million, (iii) sell assets or harvest timber in excess of certain limitations (which limitations are similar to those under the Indenture) and (iv) make investments, engage in transactions with affiliates, and enter into a merger, consolidation or sale of assets. The Bank Credit Facility requires that the Company maintain at all times the following financial ratios: (i) Minimum Pro Forma EBITDDA (as defined in the Bank Credit Facility) to Pro Forma Interest Expense (as defined in the Bank Credit Facility) (calculated on a four quarter rolling basis) of 2.25 to 1.0 through June 30, 1999 and increasing to 2.35 to 1.0 thereafter, (ii) Maximum Funded Debt (as defined in the Bank Credit Facility) to Pro Forma EBITDDA (as defined in the Bank Credit Facility) of not more than 4.75 to 1.0 (calculated on a four quarter rolling basis) through June 30, 1999, and reducing to 4.50 to 1.0 thereafter and
(iii) Minimum Asset Value (as defined in the Bank Credit Facility) to Funded Debt Ratio (as defined in the Bank Credit Facility) of 175% measured on a quarterly basis based on quarter end numbers. Under Bank Credit Facility, the Company's average annual harvest volume over any period of four consecutive years cannot exceed 150 MMBF (as adjusted for timberland sales and purchases). The agreements also limit one-year harvest levels and average annual harvest levels for consecutive two and three year periods.

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

Capital Expenditures/Cash Distributions

      Capital expenditures in 1998 totaled $1.8 million. Capital expenditures incurred were mainly in the nature of land management/silvicultural expenses, miscellaneous equipment and computer hardware and software. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be material and will consist mainly of land management/silvicultural expenditures. It is not currently anticipated that the Company will either maintain log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.5 million in 1999. Capital expenditures will consist primarily of capitalized silvicultural costs and miscellaneous equipment purchases.

      Cash required to meet the Master Partnership's quarterly cash distributions, and interest and principal payments on indebtedness will be significant. The Manager expects that the debt service will be funded from current operations. The Manager currently expects to make cash distributions from current funds and cash generated from operations. Given projected harvest levels, the long term sustainable harvest levels of the timberlands and the harvest restrictions in the Notes and Bank Credit Facility, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels may be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.

Effects of Inflation

      Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Year 2000 Compliance

      The Company is aware of the "Year 2000" issue associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of a two-digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.

      Since early 1998, the Company has been assessing its computer hardware and information systems needs and upgrading its systems as appropriate. In 1998 the Company completed the installation of several major hardware and software upgrades: general ledger, accounts payable, accounts receivable, log accounting and telecommunications. Along with this assessment and upgrade of its systems, the Company is also reviewing its systems and applications to ensure its computer and information systems will function properly at Year 2000. The Company anticipates completing this internal assessment by June 30, 1999. At this time, management of the Company believes that the specific cost of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements.

      Like other companies, the Company relies on its customers for revenues and on its vendors for products and services of all kinds; these third parties all face the Year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods and services provided to them, or an interruption in the business operations of customers causing a decline in demand for services, could have a material adverse effect on the Company.

      In addition, there is a risk, the probability of which the Company is not in a position to estimate, that the Year 2000 will cause wholesale, perhaps prolonged, failures of electrical generation, banking, telecommunications or transportation systems in the United States or abroad, disrupting the general infrastructure of the economy. The effect of such disruptions on the Company could be material.

      The Company is in the process of identifying and surveying its key vendors and customers regarding their progress on the Year 2000 issue. The Company's efforts to determine the readiness of its key vendors and customers are expected to be ongoing through year-end 1999. However, because so many entities are exposed to the risk of failure not only of their own systems, but the systems of other entities, the ultimate effect of the Year 2000 issue is subject to a high degree of uncertainty.

      The Company believes that its preparations currently underway are adequate to access and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

      The statements in this section regarding the Year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of events could cause actual results to differ materially from those described in the forward- looking statements made on behalf of the Company.

SFAS No. 133

      In June 1998, the Financial Accounting Standards Board issued Statement of Financing Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. The Company believes that adoption of this statement will not have a material impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements

      The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On December 1, 1998, Arthur Andersen, LLP (the "Former Accountant") resigned as the Company's independent accountant. On January 4, 1999, the Registrant engaged Richard A. Eisner & Company, LLP ("Eisner") to audit its financial statements for the year ended December 31, 1998. The Company did not consult with Eisner during the Registrant's two most recent fiscal years and any subsequent interim period on any matter of the type described in Item 304(a)(2) of Regulation S-K.

      The Former Accountant's report on the Company's financial statements for either of the past two years did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

      In connection with the Former Accountant's audit of the Company's financial statements for its fiscal year ended December 31, 1996, a period prior to the time that the Company was a Reporting Company, the Former Accountant advised the Company of certain material weaknesses in the Company's system of internal controls over cash. As a result of such weaknesses, the Former Accountant expanded the scope of its audit procedures related to the Company's cash disbursements in order to issue an opinion on the Company's year end 1996 Financial Statements. The control weaknesses were addressed to the Former Accountant's satisfaction.

      In addition, in connection with the audit of the Company's Financial Statements for its fiscal year ended December 31, 1996, there was an accounting principle disagreement regarding the classification of a payment to a related party prior to year end and the repayment of such amount after year end and an audit scope disagreement regarding the need to confirm with the Company's lender if the payment and repayment would result in a loan being classified as current. Each of the foregoing disagreements were resolved to the Former Accountant's satisfaction.

      Each of the matters described above was communicated to the Company's audit committee on May 30, 1997.

      The Company has authorized the Former Accountant to respond fully to the inquiries of any successor accountant concerning the subject matter of each of the matters described in the two preceding paragraphs.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

      The Manager manages and operates the activities of the Company. The Company does not directly employ any of the persons responsible for managing or operating the Company.

Directors, Executive Officers and Key Employees of the General Partner

      The following table sets forth certain information with respect to the members of the Board of Directors of the Manager, its executive officers and certain key employees. Executive officers and directors are elected for one-year terms.

       Name             Age           Position with General Partner
       ----             ---           -----------------------------

John M. Rudey            55      Chairman, Chief Executive Office, President and
                                 Director(1)
Aubrey L. Cole           75      Director(2)
George R. Hornig         44      Director(3)
William A. Wyman         60      Director(4)
Alan B. Abramson         53      Director(5)
Robert F. Wright         73      Director(6)
Glenn A. Zane            59      Acting Senior Vice President and Director of
                                 Operations
Greg G. Byrne            38      Vice President and Chief Financial Officer
Martin Lugus             58      Vice President, Timberland Operations
Jeffrey B. Groom         30      Corporate Controller, Western Operations
Walter L. Barnes         56      Assistant Vice President, Harvesting
Robert A. Broadhead      47      Assistant Vice President, Marketing
Kurt A. Muller           40      Assistant Vice President, Planning
Christopher J. Sokol     49      Assistant Vice President, Forestry

----------
      (1) Member of the Executive (Chairman), Nominating (Chairman), Finance and Compensation (Chairman) Committees.
      (2)   Member of the Compensation and LTIP Committees.
      (3)   Member of the Executive, Audit, Finance and Compensation Committees.
      (4)   Member of the Audit, Conflicts, Compensation and LTIP Committees.
      (5)   Member of the Audit, Conflicts, Compensation and LTIP Committees.
      (6) Member of the Nominating, Audit (Chairman) and LTIP (Chairman) Committees.

      John M. Rudey serves as Chairman, Chief Executive Officer, President and as a Director of the Manager. Since 1992, Mr. Rudey has served as Chief Executive Officer of Garrin Properties Holdings, Inc., a private investment company that manages and advises investment portfolios principally concentrated in the timber and forest products industries and in real estate.

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

      George R. Hornig serves as a Director of the Manager. Since 1993, Mr. Hornig has been an Executive Vice President of Deutsche Bank Americas Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated predecessor entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin & Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig is also a director of SL Industries, Inc. and Forrester Research, Inc.

      William A. Wyman serves as a Director of the Manager, having been elected to the Board in January, 1999. Mr. Wyman is a former President of the Management Consulting Group of Booz, Allen & Hamilton. Mr. Wyman joined Booz Allen in 1965, where, until 1984, he counseled a variety of service, natural resources and management manufacturing companies on projects concerning strategic profit improvement and management organization. Mr. Wyman has served as a director of Donaldson, Lufkin & Jenrette, Belvedere Reinsurance, and SS&C Technologies.

      Alan B. Abramson serves as a Director of the Manager, having been elected to the Board in January, 1999. Mr. Abramson is the President of Abramson Brothers Incorporated, a real-estate management and investment firm, where he has been employed since 1972. He serves as a Director of Datascope, Inc., a medical technology company.

      Robert F. Wright serves as a Director of the Manager. Since 1988, Mr. Wright has served as President and Chief Executive Officer of Robert F. Wright Associates, Inc., a firm making strategic investments and providing business consulting services. Previously, Mr. Wright spent 40 years, 28 years as a partner, at Arthur Andersen & Co. Mr. Wright holds a B.A. from Michigan State University and an M.B.A. from New York University. Mr. Wright is a director of the following companies: Hanover Direct Inc. (a catalog marketer), Reliance Standard Life Insurance Co. and affiliates (life insurance companies), The Navigators Group Inc. (a property insurance company), Rose Technology Group Limited (a Canadian professional engineering company), Deotexas Inc. (a development stage company), Universal American Financial Corp. (an insurance company), Quadlogic Controls Corp. (a meter manufacturer) and G.V.A. Williams Real Estate Co., Inc. (a real estate company).

      Glenn A. Zane became Acting Senior Vice President and Director of Operations in January 1999. Since 1975, Mr. Zane has been a principal of Mason, Bruce & Girard, a forestry consulting firm.

      Greg G. Byrne became Vice President and Chief Financial Officer of the Manager in January, 1999. From 1996 to 1999, Mr. Byrne was Chief Financial Officer of P&M Cedar Products, a California-based producer of specialty wood products. From 1993 to 1996, Mr. Byrne was Vice President of Finance and Strategic Planning for the Fibreboard Wood Products Company. Prior to 1996, Mr. Byrne was an Audit Manager with Coopers & Lybrand.

      Martin Lugus serves as Vice President - Timberland Operations of the Manager, responsible for all land management and operations on fee lands. Mr. Lugus was employed by Weyerhaeuser for 28 years, during which time he served as Forestry Manager from 1981 to 1991 and Timberlands Manager from 1991 to 1996.

      Jeffrey B. Groom was appointed Corporate Controller-Western Operations in January 1999. Prior to joining the Company in 1997, Mr. Groom was a financial analyst with Fort James Corporation from 1996 until 1997. From 1994 until 1996 he was controller of Ochoco Lumber Company; and from 1991 until 1994 was an accountant with Arthur Andersen, LLP.

Key Employees

      Walter L. Barnes serves as Assistant Vice President - Harvesting of the Manager, responsible for all solid wood logging and fiber operations. From 1993-1996, prior to joining the Manager, Mr. Barnes acted as the Operations Harvest Manager for Weyerhaeuser. Mr. Barnes was employed by Weyerhaeuser for 28 years and has extensive experience managing different harvesting systems on both the East and West sides of the Cascade Range.

      Robert A. Broadhead serves as Assistant Vice President - Marketing of the Manager, responsible for all log and stumpage sales transactions. Mr. Broadhead was employed by Weyerhaeuser for 20 years and gained additional experience in investing and planning while serving as Planning Manager from 1981 to 1994.

      Kurt A. Muller serves as Assistant Vice President - Planning of the Manager, responsible for all harvest planning, as well as operating and developing the inventory and GIS systems. From 1982 to 1989, Mr. Muller was President of Woodland Consulting Services, Inc., during which time he gained additional experience in contracting forestry operations and forest land management as District Forester. Mr. Muller was employed by Weyerhaeuser for eight years.

      Christopher J. Sokol serves as Assistant Vice President - Forestry of the Manager, responsible for forestry operations, environmental relationships, harvest prescriptions and nursery/orchard operations. Prior to joining the Manager in 1996, Mr. Sokol was employed by Weyerhaeuser for 22 years and gained additional experience in forest regeneration and timber sales while serving as District Forester from 1982 to 1991 and as Forestry Manager thereafter.

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

      The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the Manager's Chief Executive Officer and those executive officers who earned in excess of $100,000 (the "Named Executive Officers") for services rendered during the fiscal year ended December 31, 1998:

                           Summary Compensation Table

                                                                                                     Long Term
                                                                                                   Compensation
                                                     Annual Compensation                              Awards
                                                     -------------------                           ------------
                                                                                                    Securities
                                     Fiscal                                                         Underlying            All Other
Name and Principal Position           Year        Salary($)         Bonus($)          Other        Options/SARs(#)      Compensation
---------------------------           ----        ---------         --------          -----        ---------------      ------------
John M. Rudey (1)                     1998        300,000            150,000             --           107,218(7)            --
 Chairman and
 Chief Executive Officer

Allen E. Symington (2)(5)(6)          1998        249,167            130,000             --           107,218(8)            --
  President and
  Chief Financial Officer

Robert E.L. Michie (3)(5)(6)          1998        163,782             87,000         10,500            64,332(8)            --
  Vice President - Operations

John C. McDowell (4)(5)(6)            1998        138,958             72,500          9,328            34,310(8)            --
  Vice President - Finance
and Controller

Martin Lugus                          1998        101,521             24,625          3,767            64,331(7)            --
 Vice President - Timberland
 Operations

----------
      (1) Mr. Rudey served as Chairman of the Board of Directors during 1998. Effective January 1, 1999, Mr. Rudey assumed the additional title of President.
      (2)   Mr. Symington's employment was terminated effective January 1, 1999.
      (3)   Mr. Michie's employment was terminated effective January 1, 1999.
      (4)   Mr. McDowell's employment was terminated effective January 1, 1999.
      (5) Pursuant to their respective employment agreements, Messrs. Symington, Michie and McDowell each received one year's salary as severance upon their termination.
      (6) Excludes severance payments made in January 1999. See, "Repurchase of Certain Members' Interest; Severance Payments."
      (7)   Options granted in 1997 were repriced on December 14, 1998. (8)
      (8) Options were granted on January 5 or 12, 1998, repriced on December 14, 1998 and expired on January 1, 1999 as a result of his termination as an officer of the Company.

Long-Term Incentive Plan

      The Manager has adopted the U.S. Timberlands Company, L.P. Amended and Restated 1997 Long-Term Incentive Plan (the "Long-Term Incentive Plan") for key employees and directors of the Manager and its affiliates. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan, which is filed as an exhibit to the Company's Form S-1 Registration Statement. The Long-Term Incentive Plan consists of two components, a unit option plan (the "Unit Option Plan") and a restricted unit plan (the "Restricted Unit Plan"). The Long-Term Incentive Plan currently permits the grant of Unit Options and Restricted Units covering an aggregate of 857,748 Common Units.

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

      The following table sets forth certain information with respect to Unit Options granted to the named executive officers during the fiscal year 1998:

              Long-Term Incentive Plans--Awards in Last Fiscal Year

                                                                                           Performance or Other
                                                                                         Period Until Maturation
                            Name                               Number of Unit Options          or Payout (3)
John M. Rudey ...............................................        107,218(1)                   2 years

Allen E. Symington ..........................................        107,218(2)                   2 years

Robert E. L. Michie .........................................         64,332(2)                   2 years

John C. McDowell ............................................         34,310(2)                   2 years

Martin Lugus.................................................         64,331(1)                   2 years

----------
      (1)   Options granted in 1997 were repriced on December 14, 1998.
      (2) These Unit Options granted to Messrs. Symington, Michie and McDowell in January 1998 were repriced on December 14, 1998 and expired unexercised on January 1, 1999 as a result of their termination.

      (3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.

      The following table sets forth certain information with respect to option grants to the named executive officers during fiscal 1998:

                     Options/SAR Grants in Last Fiscal Year

                                                                                                  Potential Realizable Value
                           Number of          % of Total                                            at Assumed Annual Rates
                          Securities         Options/SARs                                            of Stock Appreciation
                          Underlying            Granted          Exercise or                          for Option Term(4)
                         Options/SARs        to Employees        Base Price      Expiration           ---------------
Name                        Granted       during Fiscal Year     ($/Sh) (3)         Date            5%                10%
----                        -------       ------------------     ------             ----            --                ---
John M. Rudey             107,218(1)           14.2%             14.750              11/19/07      994,983        2,520,695

Allen E. Symington        107,218(2)           14.2%             14.750             1/5/08(2)      994,983        2,520,695

Robert E.L. Michie         64,332(2)            8.5%             14.750            1/12/08(2)      597,001        1,512,445

John C. McDowell           34,310(2)            4.5%             14.750             1/5/08(2)      318,397          806,628

Martin Lugus               64,331(1)            8.5%             14.750              11/19/07      596,992        1,512,422

----------
      (1)   Options granted in 1997 were repriced on December 14, 1998.
      (2) The Unit Options granted to Messrs. Symington, Michie and McDowell expired unexercised as a result of their termination.
      (3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.
      (4) A ten year period (the maximum length of the Unit Option term) was used for compounding purposes in the above calculations.

      The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 1998:

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year Ended Option/SAR Values

                                                                   Number of Securities
                                                                  Underlying/Unexercised           Value of Unexercised
                                                                      Option/SARs at           In-the-Money Options/SARs at
                                                                    December 31, 1998               December 31, 1998
                                                                    -----------------               -----------------
                        Shares Acquired
                          on Exercise       Value Realized      Exercisable   Unexercisable    Exercisable          Unexercisable
                          -----------       --------------      -----------   -------------    -----------          -------------

John M. Rudey                  --                $--                --             107,218         $--            N/A(2)

Allen E. Symington             --                $--                --          107,218(1)         $--            N/A(2)

Robert E.L. Michie             --                $--                --           64,332(1)         $--            N/A(2)

John C. McDowell               --                $--                --           34,310(1)         $--            N/A(2)

Martin Lugus                   --                $--                --              64,331         $--            N/A(2)

----------
      (1) The Unit Options granted to Messrs. Symington, Michie and McDowell expired unexercised as a result of their termination.

      (2) At the close of trading on December 31, 1998, the market value of the Common Units was $13.375 per common unit. Since the Units Options, once exercisable, would be exercisable at $14.750 per unit, the in-the-money computation is inapplicable.

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

Employment Agreements

      The Manager has entered into an employment agreement with Mr. Rudey (the "Executive"). The agreement has a term expiring on December 31, 2002, and includes confidentiality and noncompete provisions.

      The agreement provides for an annual base salary of $450,000, subject to such increases as the Board of Directors of the Manager may authorize from time to time. In addition, the Executive is eligible to receive an annual cash bonus to be determined by the Compensation Committee not to exceed 100% of his base salary. The Executive will be entitled to participate in such other benefit plans and programs as the Manager may provide for its employees in general.

      The agreement provides that in the event the Executive's employment is terminated without "Cause" (as defined in the Employment Agreements) or if the Executive terminates his employment for "Good Reason" (as defined below), such individual will be entitled to receive a severance payment in an amount equal to his base salary for the remainder of the employment term under the Employment Agreement or 12 months, whichever is less, plus a prorated bonus for the year of such termination calculated based on the bonus being equal to 100% of base salary. In the event of termination due to death or disability, the Executive will be entitled to accrued salary and benefits up to the date of the termination. In the event the individual's employment is terminated for "Cause," he will receive accrued salary and benefits up to the date of termination.

      Good Reason is defined in the agreement generally as: (i) failure of the Manager's members to elect or re-elect the Executive to the Board of Directors,
(ii) failure of the Manager to vest in the Executive the position, duties and responsibilities contemplated by his Employment Agreement, (iii) failure of the Manager to pay any portion of the Executive's compensation, (iv) any material breach by the Manager of any material provision of the Employment Agreement and
(v) a material reduction in the individual's duties, responsibilities or status upon a "change of control" as defined in the Employment Agreement. "Cause" is defined generally as: (i) any felony conviction, (ii) any material breach by the Executive of a material written agreement between the Executive and the Company,
(iii) any breach caused by the Executive of the Partnership Agreement, (iv) any willful misconduct by the Executive materially injurious to the Company, (v) any willful failure by the Executive to comply with any material policies, procedures or directives of the Board of Directors of the Manager or (vi) any fraud, misappropriation of funds, embezzlement or other similar acts of misconduct with respect to the Company.

      The Company had similar agreements with Messrs. Symington, Michie and McDowell, each of whose employment was terminated effective January 1, 1999.

Committee Interlocks and Insider Participation in Compensation Decisions

      The Compensation Committee of the Manager is composed of Messrs. Rudey, Abramson, Wyman, Hornig and Cole. Mr. Rudey also serves as Chairman of the Manager.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      None.

Item 13. Certain Relationships and Related Transactions

      The Company is managed by the Manager pursuant to the Operating Company Agreement. Under the Operating Company Agreement, the Manager is entitled to reimbursement of certain costs of managing the Company. These costs included compensation and benefits payable to officers and employees of the Manager, payroll taxes, general and administrative expenses and legal and professional fees.

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

Related Party Transactions

      During January 1999, Glenn A. Zane was appointed Acting Senior Vice President and Director of Operations for the Company. Throughout 1998, the Company paid approximately $183,000 to Mason, Bruce & Girard, of which Mr. Zane is a partner, for consulting services.

      Pursuant to an agreement dated as of July 29, 1997 between John J. Stephens, a Founding Director and the former President and Chief Executive Officer of the Manager, and the Company, Old Services, Mr., Rudey and certain of his affiliates, Mr. Stephen's interest in Old Services was redeemed for 95,238 Subordinated Units upon the consummation of the Transactions and $1,000,000 paid in January 1998. Pursuant to an agreement dated as of July 29, 1997 between Mr. Hornig and the Company, Old Services, Mr. Rudey and certain of his affiliates, Mr. Hornig's interest in Old Services was redeemed upon the closing of the Transactions for 48,160 Subordinated Units.

Repurchase of Certain Member Interests; Severance Payments

      On January 5, 1998, the Manager made certain changes in senior management. In connection therewith, Edward J. Kobacker, the former Executive Vice President and Chief Operating Officer and a former Director of the Manager, became entitled to receive approximately $700,000 in severance payments pursuant to his employment agreement. In addition, pursuant to the terms of the Manager's operating agreement, the member interests of each of Mr. Stephens, Mr. Kobacker and John H. Beuter, a former Director of the Manager, were subject to repurchase at an aggregate price of $385,000 payable in three annual installments commencing February 1, 1998. The Company has reimbursed the Manager for such repurchase payments.

      During January 1999, the Company paid $260,000, $175,000 and $145,000 to Messrs. Symington, Michie and McDowell, respectively, as severance under their employment agreements with the Company.

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)(1) and (2) Financial Statements

      See "Index to Financial Statements" set forth on page F-1.

(a)(3) Exhibits

      +3.2 --Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, L.L.C.

      +10.1 --Credit Agreement among U.S. Timberlands Klamath Falls, L.L.C. and certain banks

      +10.2 --Indenture among U.S. Timberlands Klamath Falls, L.L.C., U.S. Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee

      +10.3 --Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Klamath Falls, LLC and certain other parties

      *10.4     --Form of U.S. Timberlands Company, L.P. 1997 Long-Term
                Incentive Plan

      *10.5     Employment Agreement for Mr. Rudey

      **10.6    Employment Agreement for Mr. Symington

      **10.7    Employment Agreement for Mr. Michie

      **10.8    Employment Agreement for Mr. McDowell

      *10.9 --Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C. and Collins Products LLC

      ***16     Letter from Arthur Andersen, LLP dated December 8, 1998.

      *21.1     --List of Subsidiaries

      27.1      --Financial Data Schedule

----------

* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Master Partnership's Current Report on Form 8-K filed January 15, 1998.
** Incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 31, 1998.
*** Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K filed on December 8, 1998.

(b) Reports on Form 8-K

      On December 8, 1998, the Company filed a Form 8-K reporting the resignation, on December 1, 1998 of its former accountant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th of April, 1999.

                                U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.

                                By: U.S. Timberlands Services Company, L.L.C. Its Manager


                                By:  /s/ John M. Rudey
                                     -------------------------------------------
                                     John M. Rudey, Chairman, Chief Executive
                                     Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ John M. Rudey                            Chairman, Chief Executive Officer,              April 15, 1999
---------------------------------------      President and Director (Principal Executive
                 John M. Rudey               Officer)


/s/ Greg G. Byrne                            Chief Financial Officer                         April 15, 1999
---------------------------------------
                 Greg G. Byrne


/s/ Jeffrey B. Groom                         Corporate Controller -                          April 15, 1999
---------------------------------------         Western Operations
                 Jeffrey B. Groom               (Principal Accounting Officer)


/s/ Aubrey L. Cole                           Director                                        April 15, 1999
---------------------------------------
                 Aubrey L. Cole


/s/ George R. Hornig                         Director                                        April 15, 1999
---------------------------------------
                 George R. Hornig


/s/ Alan B. Abramson                         Director                                        April 15, 1999
---------------------------------------
                 Alan B. Abramson


/s/ William A. Wyman                         Director                                        April 15, 1999
---------------------------------------
                 William A. Wyman


/s/ Robert F. Wright
---------------------------------------
                 Robert F. Wright            Director                                        April 15, 1999

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Contents

                                                                            Page
                                                                            ----
Consolidated Financial Statements

  Independent auditors' report                                               F-2

  Balance sheets as of December 31, 1998 and 1997                            F-3

  Statements of operations for the years ended December 31, 1998 and
     1997, for the period from August 30, 1996 through December 31, 1996 (Company) and for the period from January 1, 1996 through August
     29, 1996 (Predecessor)                                                  F-4

  Statements of changes in members' equity (deficit) and Weyerhaeuser investment and advances for the years ended December 31, 1998 and
     1997, for the period from August 30, 1996 through December 31, 1996 (Company) and for the period from January 1, 1996 through August
     29, 1996 (Predecessor)                                                  F-5

  Statements of cash flows for the years ended December 31, 1998 and
     1997, for the period from August 30, 1996 through December 31, 1996 (Company) and for the period from January 1, 1996 through August
     29, 1996 (Predecessor)                                                  F-6

  Notes to financial statements                                              F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Members of U.S. Timberlands Klamath Falls, L.L.C.

We have audited the accompanying consolidated balance sheet of U.S. Timberlands Klamath Falls, L.L.C. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in members' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. Timberlands Klamath Falls, L.L.C. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
January 27, 1999, except as to the third and fourth paragraphs of Note E[2], the dates of which are February 16, 1999 and April 12, 1999, respectively

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
U.S. Timberlands Klamath Falls, L.L.C.:

We have audited the accompanying consolidated balance sheet of U.S. Timberlands, as described in Note 1, as of December 31, 1997, and the related consolidated statements of operations, changes in members' equity (deficit), and cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996. We have also audited the statements of operations, changes in Weyerhaeuser investment and advances and cash flows of the Predecessor for the period from January 1, 1996 through August 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Timberlands as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996, and the results of the Predecessor's operations and cash flows for the period from January 1, 1996 through August 29, 1996 in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP

Portland, Oregon,
   January 23, 1998


                                                                            F-2a

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Consolidated Balance Sheets
(in thousands)

                                                                                         December 31,
                                                                                   ----------------------
                                                                                        1998         1997
                                                                                   ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $   4,824    $  10,625
   Accounts receivable, net of allowance for doubtful accounts of $200 and $100,
     respectively                                                                      1,527        2,526
   Other receivables                                                                   1,113          174
   Notes receivable                                                                    1,179        1,073
   Prepaid expenses                                                                      426          534
                                                                                   ---------    ---------
       Total current assets                                                            9,069       14,932
                                                                                   ---------    ---------
Timber, timberlands and logging roads, net                                           332,593      359,349
                                                                                   ---------    ---------

Seed orchard and nursery stock                                                         1,883        1,828
                                                                                   ---------    ---------
Property, plant and equipment, at cost:
   Equipment                                                                             637          605
   Buildings and land improvements                                                       843          843
   Less accumulated depreciation                                                        (326)        (187)
                                                                                   ---------    ---------
       Property, plant and equipment, net                                              1,154        1,261
                                                                                   ---------    ---------
Long-term notes receivable                                                                --        1,171
                                                                                   ---------    ---------

Deferred financing fees, less accumulated amortization of $752 and $77,
respectively                                                                           5,998        6,673
                                                                                   ---------    ---------
       Total assets                                                                $ 350,697    $ 385,214
                                                                                   =========    =========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Accounts payable                                                                $     733    $   1,404
   Accrued liabilities                                                                 4,405        4,697
   Deferred revenue                                                                    1,614        5,744
   Payable to affiliate                                                                   --        1,000
   Payable to manager                                                                    914          252
                                                                                   ---------    ---------
       Total current liabilities                                                       7,666       13,097
                                                                                   ---------    ---------
Long-term debt                                                                       225,000      225,000
                                                                                   ---------    ---------
Members' equity:
   Managing member's interest                                                          1,180        1,471
   Nonmanging member's interest                                                      116,851      145,646
                                                                                   ---------    ---------

                                                                                     118,031      147,117
                                                                                   ---------    ---------
       Total liabilities and members' equity                                       $ 350,697    $ 385,214
                                                                                   =========    =========

See notes to financial statements

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Consolidated Statements of Operations
(in thousands)

                                                     U.S. Timberlands Klamath Falls,
                                                          L.L.C. and Subsidiary           Predecessor (a)
                                                  ------------------------------------    ---------------
                                                                          August 30,         January 1,
                                                        Year Ended          1996               1996
                                                       December 31,       Through             Through
                                                   -------------------   December 31,        August 29,
                                                      1998        1997      1996                1996
                                                   --------    --------   -----------         --------
Revenues:
   Log and stumpage sales                          $ 63,636    $ 60,445    $ 13,590           $ 14,077
   Timber and property sales                          6,275      15,244          --                 --
   By-products and other                              1,413       1,656         429              1,501
                                                   --------    --------    --------           --------

                                                     71,324      77,345      14,019             15,578
                                                   --------    --------    --------           --------
Operating costs:
   Costs of products sold                            16,683      17,778       6,179              9,225
   Cost of timber and property sales                  5,917       8,746          --                 --
   Depreciation, depletion and road amortization     21,938      17,303       3,323                927
   Selling, general and administrative expenses      10,462       6,250       9,284              2,730
                                                   --------    --------    --------           --------

                                                     55,000      50,077      18,786             12,882
                                                   --------    --------    --------           --------

Operating income (loss)                              16,324      27,268      (4,767)             2,696

Interest expense                                     22,183      25,321       7,316                 --
Amortization of deferred financing fees and
   debt guarantee fees                                  675       4,193       1,326                 --
Interest income                                        (460)     (1,452)       (409)                --
Other expense, net                                      309         574          36                  1
                                                   --------    --------    --------           --------

Income (loss) before extraordinary items             (6,383)     (1,368)    (13,036)             2,695
Extraordinary items, losses on extinguishment
   of debt                                               --      (9,337)         --                 --
                                                   --------    --------    --------           --------

Net income (loss)                                  $ (6,383)   $(10,705)   $(13,036)          $  2,695
                                                   ========    ========    ========           ========

(a) Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statements of operations subsequent to that date are not comparable with the results of operations of the Predecessor.

See notes to financial statements

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Consolidated Statements of Changes in Members' Equity (Deficit) and Weyerhaeuser Investment and Advances
(in thousands)

                                                          U.S.
                                                       Timberlands
                                                       Management
                                                        Company,
                                         Predecessor     L.L.C.             U.S. Timberlands Klamath Falls, L.L.C
                                        -------------  -----------     -------------------------------------------------------------
                                                                        Members'
                                                                         Equity
                                         Weyerhaeuser                   (Deficit)                                          Total
                                          Investment    Members'         Prior to          Managing   Nonmanaging         Members'
                                             and         Equity            the              Members'    Members'           Equity
                                           Advances     (Deficit)      Transactions        Interest    Interest           (Deficit)
                                        ------------   -----------     ------------      -----------  ------------     -------------
Balance, January 1, 1996                 $   29,155
Net income for the period                     2,695
Net distributions to
   Weyerhaeuser Company                      (5,054)
Net asset transfer from
   Weyerhaeuser Company                       1,043
                                         ----------
Balance, August 29, 1996                 $   27,839
                                         ==========
Members' contributions                                   $      100      $   10,000                                      $  10,100
Net loss                                                     (1,227)        (11,809)                                       (13,036)
                                                         ----------      ----------                                      ---------

Balance, December 31, 1996                                   (1,127)         (1,809)                                        (2,936)
Members' distribution                                        (1,191)             --                                         (1,191)
Net loss January 1, 1997
   through November 18, 1997                                 (2,009)         (7,424)                     $       --         (9,433)
Redemption of member's
   interest                                                  (1,000)             --                              --         (1,000)
Assumption of Old Services
   net liabilities                                            5,327          (5,584)                                          (257)
Allocation of managing and
   nonmanging members'
   interests in members' deficit                                             14,817      $     (148)        (14,669)            --
Members' contributions                                           --              --           1,632         161,574        163,206
Net loss - November 19, 1997
   through December 31, 1997                                     --              --             (13)         (1,259)        (1,272)
                                                         ----------      ----------      ----------      ----------      ---------

Balance, December 31, 1997                               $        0      $        0           1,471         145,646        147,117
                                                         ==========      ==========
Distributions to members                                                                       (227)        (22,476)       (22,703)
Net loss                                                                                        (64)         (6,319)        (6,383)
                                                                                         ----------      ----------      ---------

Balance, December 31, 1998                                                               $    1,180      $  116,851      $ 118,031
                                                                                         ==========      ==========      =========

----------
Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statements of changes in members' equity (deficit) for the years ended December 31, 1998 and 1997 and the combined statement of changes in members' deficit for the period from August 30, 1996 through December 31, 1996 are not comparable to the statements of changes in Weyerhaeuser investment and advances of the Predecessor. See the accompanying notes for additional information.

See notes to financial statements

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

                                                                     U.S. Timberlands Klamath Falls, L.L.C.
                                                                                  Subsidiary                     Predecessor
                                                                  --------------------------------------------   ------------
                                                                                                  August 30,       January 1,
                                                                          Year Ended                1996             1996
                                                                         December 31,              Through          Through
                                                                  -------------------------       December 31,     August 29,
                                                                     1998            1997           1996             1996
                                                                  ---------       ---------       ---------       ---------
Cash flows from operating activities:
   Net income (loss)                                              $  (6,383)      $ (10,705)      $ (13,036)      $   2,695
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation, depletion, amortization and cost of
        timber and property sold                                     27,855          26,775           3,549             927
       Write-off and amortization of deferred financing fees            675           9,148              --              --
       Other noncash items                                              361             630              51               6
       Changes in assets and liabilities:
         Receivables                                                    999          (1,006)         (1,694)            699
         Interest receivable from affiliate                              --             121            (121)             --
         Inventories                                                     --              78             921           1,348
         Other receivables                                             (939)             --              --              --
         Prepaid expenses                                               108             146            (680)            371
         Accounts payable                                              (671)            515             889            (292)
         Accrued liabilities                                           (653)         (3,171)          7,137            (242)
         Deferred revenue                                            (4,130)          5,744              --              --
         Payable to manager                                             257             252              --              --
                                                                  ---------       ---------       ---------       ---------

           Net cash provided by (used in) operating
             activities                                              17,479          28,527          (2,984)          5,512
                                                                  ---------       ---------       ---------       ---------

Cash flows from investing activities:
   Acquisition of Weyerhaeuser timberlands                               --              --        (283,464)             --
   Receivable from affiliate                                             --          10,000         (10,000)             --
   Purchase of property, plant and equipment                            (32)           (319)           (212)             (6)
   Decrease (increase) in note receivable                             1,065          (2,244)             --              --
   Proceeds from sales of property, plant and equipment                  --             400           2,374              --
   Acquisition of Ochoco Timberlands                                     --        (110,873)             --              --
   Timber and road additions                                           (347)           (534)            (12)            (26)
   Capitalized seed orchard and nursery costs                          (263)           (240)           (136)           (427)
                                                                  ---------       ---------       ---------       ---------

           Net cash provided by (used in) investing
             activities                                                 423        (103,810)       (291,450)           (459)
                                                                  ---------       ---------       ---------       ---------

Cash flows from financing activities:
   Weyerhaeuser investment and advances, net                             --              --              --          (5,054)
   Members' contributions                                                --         163,206          10,100              --
   Member's distribution                                                 --          (1,191)             --              --
   Distributions to members                                         (22,703)             --              --              --
   Deferred financing fees                                               --         (12,720)         (4,053)             --
   Long-term borrowings                                                  --         510,000         305,000              --
   Repayment of long-term borrowings                                     --        (590,000)             --              --
   Payment to affiliate                                              (1,000)             --              --              --
                                                                  ---------       ---------       ---------       ---------

           Net cash provided by (used in) financing
             activities                                             (23,703)         69,295         311,047          (5,054)
                                                                  ---------       ---------       ---------       ---------

Net (decrease) increase in cash and cash equivalents                 (5,801)         (5,988)         16,613              (1)
Cash and cash equivalents, beginning of period                       10,625          16,613              --               1
                                                                  ---------       ---------       ---------       ---------

Cash and cash equivalents, end of period                          $   4,824       $  10,625       $  16,613       $       0
                                                                  =========       =========       =========       =========

Supplemental cash flow information:

   Cash paid for interest                                         $  21,418       $  28,083       $   2,062       $      --

Noncash activities:
   Net asset transfers from Weyerhaeuser Company,
     principally property, plant equipment                        $      --       $      --       $      --       $   1,043
   Redemption of member's interest in old services                $      --       $   1,000       $      --       $      --

----------
Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statements of cash flows for 1998 and 1997 and the combined statement of cash flows for the period from August 30, 1996 through December 31, 1996 are not comparable to statements of cash flows of the Predecessor. See the accompanying notes for additional information.

See notes to financial statements

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

[1]   Organization:

      The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, L.L.C. ("USTK"), a Delaware limited liability company, and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as co-obligor for USTK's notes (defined below). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation.

      U.S. Timberlands Company, L.P. (the "MLP") owns a 99% nonmanaging member interest in USTK. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services"). U.S. Timberlands Service Company, L.L.C. (the "Manager") manages the businesses of the Company and owns a 1% managing member interest in USTK.

[2]   Nature of operations:

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

[3]   Initial public offering and related transactions:

      On November 19, 1997, the MLP completed an initial public offering (the "Common Units Offering") of 8,577,487 common units (including the 1,118,803 common units issued upon exercise of the underwriters' overallotment option in December 1997) representing limited partner interests ("Common Units"). In addition, the Company issued $225,000 of senior unsecured notes in a public offering (the "Notes"). Concurrent with the Common Units Offering, Old Services contributed all of its assets to the Manager in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness of U.S. Timberlands Holdings, L.L.C. ("Holdings"), an affiliate of USTK, and the Manager contributed its timber operations to USTK in exchange for a member's interest in USTK. The Manager then contributed all but a 1% member interest in USTK to the MLP in exchange for a general partner interest, 1,387,963 subordinated units representing limited partner interests ("Subordinated Units") and the right to receive certain incentive distributions. The Manager distributed the 1,387,963 Subordinated Units to Old Services and Old Services used a portion of such Subordinated Units to redeem interests in Old Services. Holdings also contributed all of its member interest in USTK to the MLP in exchange for 2,894,157 Subordinated Units. (This series of transactions is hereafter referred to as the "Transactions".) Since the controlling owner of Old Services and USTK prior to the Transactions now controls the Manager, the Transactions were recorded as a reorganization under common control and therefore remain at their historical costs.

[4]   Basis of presentation - prior to the Transactions:

      During 1996, USTK and Old Services were formed and subsequently entered into an agreement with Weyerhaeuser Company on August 30, 1996 to purchase approximately 604,000 acres of timber and timberlands and certain other assets (the "Weyerhaeuser Acquisition") as discussed further in Note C. As legal entities, USTK and Old Services were not consolidated. However, due to common ownership and management, the financial statements of USTK and Old Services prior to the Transactions have been presented on a combined basis. All intercompany transactions between the above entities have been eliminated in the accompanying financial statements.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

      [5]   Basis of presentation - predecessor:

      As a result of the Weyerhaeuser Acquisition, USTK acquired the Klamath Falls Timberlands and certain related assets of Weyerhaeuser Company (as used herein, the acquired timberlands and related assets as owned by Weyerhaeuser are referred to as the "Predecessor"). All of the financial statements provided herein (including the financial statements pertaining to the Predecessor) were prepared by, and are solely the responsibility of, the Company. The Weyerhaeuser Acquisition was accounted for as a purchase and, therefore, the accompanying financial statements as of and for the periods ended prior to the date of the Weyerhaeuser Acquisition are accounted for under the pre-Weyerhaeuser Acquisition basis of accounting. Because the Predecessor did not operate or legally exist as a stand-alone entity, there are no separate meaningful equity accounts of the Predecessor prior to the Weyerhaeuser Acquisition. Significant changes could have occurred in the funding and operations of the Predecessor were it to have operated as an independent stand-alone entity. As a result, the financial information included herein is not necessarily indicative of the financial position and results of operations of the Predecessor which may have occurred if it were an independent, stand-alone company during the periods presented.

      Revenues for the Predecessor principally represent logs harvested for sale to Weyerhaeuser's Klamath Falls wood conversion facilities at prices determined in accordance with Weyerhaeuser's transfer pricing policy. These transfer prices are not necessarily indicative of the prices the Predecessor would have achieved if the logs had been sold to unaffiliated wood processors. Revenues from Weyerhaeuser wood conversion facilities and unaffiliated wood processors are summarized as follows:

                                                For the
                                                Period
                                            January 1, 1996
                                                Through
              Source of Revenues            August 29, 1996
      --------------------------------      ----------------

      Weyerhaeuser Company                     $ 10,157
      Unaffiliated wood processors                5,421
                                               --------

                                               $ 15,578
                                               ========

      Concurrent with the Weyerhaeuser Acquisition, Collins Products Company L.L.C. ("Collins"), an unaffiliated party, acquired Weyerhaeuser's Klamath Falls wood conversion facilities. The Company has entered into a 10-year log supply agreement with Collins providing for the delivery by the Company to Collins of 34 million board feet of merchantable timber each year at market prices as discussed in Note I.

      The Predecessor participated in Weyerhaeuser Company's centralized cash management system and, as such, its operating and capital expenditure needs were met by Weyerhaeuser Company. The net advances from and distributions to Weyerhaeuser Company are presented in the accompanying financial statements as a component of Weyerhaeuser investment and advances prior to the Weyerhaeuser Acquisition. The Weyerhaeuser investment and advances account is noninterest bearing.

      Certain costs incurred by Weyerhaeuser Company for financial services, information systems and other indirect costs have been allocated to the Predecessor on a revenue and volume harvested basis. The resulting charge to the Predecessor was $445 in the period from January 1, 1996 through August 29, 1996 and is included in selling, general and administrative expenses in the accompanying statements of operations. Management of the Company believes the allocation methods used provide the Predecessor with a reasonable share of such expenses.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies summarized below include both those of the Company and the Predecessor, unless otherwise noted.

[1]   Use of estimates:

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

[2]   Revenue recognition:

      Revenue on delivered log sales is recognized upon delivery to the customer. Revenue on timber deeds and timber and property sales is generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested. Deferred revenue as of December 31, 1998 and 1997, represents cash received in advance of logs harvested under stumpage contracts.

[3]   Concentration of credit risk:

      As of December 31, 1998, the Company had accounts receivable from three individual customers that represent 53%, 24% and 13% of total accounts receivable, respectively. As of December 31, 1997, the Company had accounts receivable from five individual customers that represent 25%, 21%, 20%, 17% and 12% of total accounts receivable, respectively.

      The Company had sales to individual customers that were greater than 10% of total sales for the respective periods as follows:

                                      The Company               Predecessor
                            --------------------------------  ---------------
                                                For the           For the
                                                 Period           Period
                              Year Ended    August 30, 1996   January 1, 1996
                             December 31,       Through           Through
                             ------------     December 31,      August 29,
                             1998    1997         1996             1996
                             ----    ----   ----------------  ---------------

Unaffiliated customer          27%   23%          54%               14%
Unaffiliated customer          18%   21%          14%               10%
Unaffiliated customer          17%   15%          11%               --
Unaffiliated customer          16%   11%          --                --
Weyerhaeuser Company           --    --           --                65%

[4]   Cash and cash equivalents:

      Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]   Timber, timberlands and logging roads:

      Timber, timberlands and logging roads are stated at cost less depletion and amortization for timber previously harvested. The depletion rate is calculated using a single composite pool by dividing the total cost of merchantable timber by the related estimated net merchantable volume. Depletion in any given year represents the net merchantable volume harvested multiplied by the depletion rate. These estimates are subject to change based on periodic reevaluations of merchantable volume. Logging road costs for main and spur roads are amortized based on the net merchantable volume harvested.

      The components of timber, timberlands, logging roads and related accumulated depletion and amortization is as follows:

                                                            December 31,
                                                    ---------------------------
                                                       1998              1997
                                                    ---------         ---------

           Timber                                   $ 329,520         $ 333,721
           Timberlands                                 43,118            44,189
           Logging roads                                1,803             1,847
           Accumulated depletion                      (41,552)          (20,243)
           Accumulated road amortization                 (296)             (165)
                                                    ---------         ---------

                                                    $ 332,593         $ 359,349
                                                    =========         =========

[6]   Seed orchard and nursery stock:

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

[7]   Property, plant and equipment:

      Property, plant and equipment are stated at cost. Additions and betterments to buildings and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided over the useful lives of the assets on the straight-line method. The estimated useful life of buildings and land improvements is 40 years and equipment ranges from three to five years.

[8]   Deferred financing fees:

      Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt which approximates the effective interest method.

[9]   Income taxes:

      USTK and Old Services are both limited liability companies ("L.L.C.'s"). Accordingly, they are not liable for federal or state income taxes since the respective L.L.C.'s income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10]  Financial instruments:

      A summary of the fair value of the Company's significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

      (a) Short-term financial instruments - The fair value of short-term financial instruments, including cash, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturities of such items.

      (b) Long-term debt - The estimated fair value of the Company's long-term debt, which was based upon the quoted market prices of the related senior notes at December 31, 1998, approximated its carrying amount of $225,000. The estimated fair value at December 31, 1997, based upon interest rates and maturity dates for similar obligations with like maturities, was $235,328.

      (c) Interest rate collar agreement - The Company entered into interest rate collar agreements to manage interest rate risk. Contemplated variable rate borrowings did not occur, and accordingly, these agreements are marked to market. The fair value of these agreements is the estimated amount that the Company would receive or pay upon termination of the agreements at the balance sheet date or other specific point in time. Unrealized losses on these agreements were estimated to be $991 at December 31, 1998 and $630 at December 31, 1997. Losses on these agreements charged to other expense in the accompanying statements of operations amounted to $361 in 1998 and $630 in 1997.

[11]  Unit-based compensation plans:

      The Company's parent (the MLP) accounts for its unit-based compensation plans under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The MLP has adopted the disclosure only provisions of the Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, any compensation expense related to such plans will be accounted for by the Company under APB 25.

NOTE C - TIMBERLAND ACQUISITIONS

[1]   Weyerhaeuser Company:

      The total purchase price for the Weyerhaeuser Acquisition referred to in Note A was $283,464, including direct costs of the acquisition. The Weyerhaeuser Acquisition was accounted for as a purchase with the purchase price allocated first to current assets acquired, principally inventory, and the remaining balance being allocated to noncurrent assets acquired, primarily timber, timberlands and logging roads based on the relative fair market values of the noncurrent assets as determined by an appraisal. Concurrent with the Weyerhaeuser Acquisition, the Company changed to the use of outside contractors for all of its logging operations. Accordingly, logging equipment acquired was recorded at its estimated resale value.

      Pro forma results of operations for 1996 had the Weyerhaeuser Acquisition occurred on January 1, 1996 are as follows:

                                                               1996
                                                            -----------
                                                            (unaudited)

              Revenues                                      $  29,597
              Net loss                                        (25,845)

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE C - TIMBERLAND ACQUISITIONS (CONTINUED)

[2]   Ochoco:

      On July 15, 1997, the Company acquired approximately 42,000 acres of timber and timberlands and approximately 3,000 acres of timber cutting rights from Ochoco Lumber Company L.P. for $110,873 (the "Ochoco Timberlands"). Substantially all of the purchase price was allocated to timber, timberlands and logging roads. The acquisition was principally financed through $110,000 of debt financing. Because the Company's acquisition of the Ochoco Timberlands did not represent an acquisition of an existing business, the pro forma impact on operations for periods prior to and including the acquisition has not been disclosed.

NOTE  D - ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                                               December 31,
                                                          ----------------------
                                                           1998            1997
                                                          ------          ------

       Interest                                           $2,729          $2,492
       Severance and harvest tax                             224             269
       Employee compensation                                 300             450
       Equity issuance costs                                  --             617
       Loss on interest rate collar                          991             630
       Other                                                 161             239
                                                          ------          ------

                                                          $4,405          $4,697
                                                          ======          ======

NOTE E - DEBT

[1]   Senior notes:

      At December 31, 1998 and 1997, long-term debt consists of $225,000 of principal amount of 9-5/8% notes due in 2007.

      The notes, which were issued concurrent with the Transactions, were issued jointly and severally by USTK and Finance Corp., (collectively, the "Issuers"). The Issuers serve as co-obligators of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

      In addition, at any time on or prior to November 15, 2000, the Issuers, at their option, may redeem the Notes with the net cash proceeds of a common units offering or other equity interests of the Company or the MLP, at 106.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. The Notes contain certain restrictive convenants, including limiting the ability of the Company to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE E - DEBT (CONTINUED)

[1]   Senior notes: (continued)

      In conjunction with the Notes issuance, USTK retired all existing debt under certain pre-existing long-term financing arrangements. This resulted in an extraordinary loss on extinguishment of debt of $5,766 in 1997 due principally to the write-off of existing unamortized deferred financing fees.

[2]   Bank credit facility:

      Concurrent with the Transactions, the USTK entered into a revolving credit facility (the "Bank Credit Facility") with a commercial bank (the "Bank"). The Bank Credit Facility consists of a $75,000 acquisition facility (the "Acquisition Facility") and a $25,000 working capital facility (the "Working Capital Facility"). USTK's obligations under the Bank Credit Facility represent unsecured general obligations. Average borrowings on the Bank Credit Facility were $259 and $14,512 in 1998 and 1997, respectively. As of December 31, 1998 and 1997, there were no outstanding borrowings on the Bank Credit Facility.

      The Bank Credit Facility bears interest at the lower of the Bank's prime rate, plus a margin of 2.0% (9.75% at December 31, 1998) or LIBOR plus a margin of 2.5% (7.6% at December 31, 1998). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Company may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the Bank Credit Facility agreement.

      The Bank Credit Facility contains certain restrictive covenants, including limiting the ability of the Company to make cash distributions, incur certain additional indebtedness, incur certain liens, or sell assets or harvest timber in excess of certain limitations. In addition, the bank Credit Facility requires that the Company maintain certain financial ratios. As of December 31, 1998, the Company was not in compliance with certain covenants of the Bank Credit Facility. On February 16, 1999, the required majority of the banks comprising the lending group waived such noncompliance. In exchange for the waiver, the Company agreed that future borrowings in excess of $2,000 will require the consent of a majority of the lending group members.

      On April 6, 1999, the Operating Company advised the Agent Bank that, as of March 31, 1999, it may be in violation of another covenant of the Bank Credit Facility. The banks have agreed to modify such covenant, effective March 31, 1999, and as modified, the Company is in compliance with such covenant. In connection with the modification, the Company agreed to terminate the Working Capital Facility as of June 30, 1999 and to terminate the Acquisition Facility effective April 6, 1999. As of March 31, 1999, there was $1,300 outstanding under the working capital line.

[3]   USTK debt - prior to the Transactions:

      On July 14, 1997, USTK entered into a long-term financing arrangement with certain banks to finance the Ochoco Acquisition discussed in Note C and to refinance certain borrowings under the USTK revolving credit facility and USTK term loan (the "Long-Term Financing Arrangement"). The retirement of debt under credit facilities existing as of July 14, 1997 resulted in an extraordinary loss on extinguishment of debt of $3,571 due principally to the write-off of unamortized deferred financing fees.

      In connection with the Long-Term Financing Arrangement, USTK incurred $5,970 of fees which were deferred.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE E - DEBT (CONTINUED)

[4]   Holdings debt - prior to the Transactions:

      As of December 31, 1996, Holdings had $130,000 of outstanding term loan debt related to the Weyerhaeuser Acquisition (the "Holdings Debt"). The Holdings Debt was guaranteed by Weyerhaeuser. In connection with the Holdings Debt, Holdings was required to pay Weyerhaeuser a debt guarantee fee. The Holdings Debt and the related debt guarantee fee of $4,368 were paid with proceeds from the Transactions. The debt guarantee fee is included in amortization of deferred financing fees and debt guarantee fees in the accompanying statements of operations.

NOTE F - MEMBERS' EQUITY (DEFICIT)

[1]   Common units offering:

      On November 19, 1997, the MLP issued 7,458,684 Common Units. Proceeds from such offering were $141,265, net of underwriter fees and other related costs of $15,367. Concurrent with such offering, 4,282,120 Subordinated Units were issued in exchange for all members' interests in USTK and Old Services. On December 12, 1997, the underwriters exercised their overallotment option and the MLP issued an additional 1,118,803 Common Units. Proceeds from the exercise of the overallotment option were $21,940, net of $1,555 of underwriters' fees. Net proceeds of $163,206 from the Common Units offering were contributed by the MLP to USTK upon closing of the transactions.

[2]   Allocation of income (loss):

      As provided in the Company's Operating Agreement, income and losses are allocated 99% to the MLP and 1% to New Services.

[3]   Cash distributions:

      The MLP is required to make quarterly cash distributions from Available Cash, as defined in the MLP's Partnership Agreement. The Company distributes cash to the MLP to the extent necessary for the MLP to meet its required quarterly cash distributions, in accordance with USTK's Operating Agreement. Generally, cash distributions are paid in order of preferences: first, the minimum quarterly distribution of $.50 per unit (the "MQD") to the MLP's Common Unitholders and the Manager, and second, to the extent cash remains available, to Subordinated Unitholders.

      The MLP Agreement sets forth certain cash distribution target rates for the MLP to meet in order for the Manager's share of Available Cash to increase (such increases referred to as "Incentive Distributions"). To the extent that the quarterly distributions exceed $.550 per Common and Subordinated Unit, the Manager receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $.633 per Common and Subordinated Unit, the Manager receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $.822 per Common and Subordinated Unit, the Manager receives 50% of the excess Available Cash. Since the quarterly distributions did not exceed the minimum quarterly distributions for 1998, the Manager did not receive any such Incentive Distributions for 1998.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE G - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

[1]   Relationship with the Manager:

      The Manager has the ability to control management of the Company and the MLP and has all voting rights of the Company and the MLP except for certain matters set forth in USTK's Operating Agreement and in the MLP's Partnership Agreement. The ownership of the Subordinated Units by certain affiliates of the Manager effectively gives the Manager the ability to prevent its removal.

      The Manager does not receive any management fee or other compensation in connection with its management of the Company. The Manager and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. USTK's Operating Agreement provides that the Manager will determine the expenses that are allocable to the Company in any reasonable manner determined by the Manager in its sole discretion. Related noninterest bearing receivables and payables between the Manager and the Company are settled in the ordinary course of business. As of December 31, 1998 and 1997, the Company had a payable to the Manager of $914 and $252, respectively. During 1998 and 1997, expenses allocated to and reimbursed by the Company totaled $9,058 and $310, respectively.

[2]   Consulting agreements:

      As of December 31, 1998 and 1997, the Manager has consulting agreements with certain affiliated parties pursuant to which each such person or firm has provided and/or will provide consulting services to the Manager. Each agreement provides for an annual retainer of $25, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 1998 and 1997 were not significant.

[3]   Payable to affiliate:

      In connection with the Transactions, the member interest of John J. Stephens in Old Services was redeemed for $1,000 and certain subordinated units in the MLP. The $1,000 was paid to Old Services by the Company in January 1998. The above transaction has been reflected as a direct reduction of equity in the accompanying financial statements.

[4]   Management and advisory fees:

      In connection with the Weyerhaeuser Acquisition, the Company paid a fee of $4,135 to Timberlands Management Group (the "TMG"), an entity 100% owned and controlled by John M. Rudey, Chairman. In addition, during the period from August 30, 1996 to December 31, 1996, the Company paid TMG management fees of $2,800. These payments have been recorded in selling, general and administrative expenses in the accompanying statements of operations.

[5]   Receivable from affiliate:

      During the period from August 30, 1996 through December 31, 1996, the Company paid $10,000 to TMG. The receivable and the related interest were repaid in February 1997.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE H - MANAGEMENT INCENTIVE PLANS

[1]   Unit option plan:

      The MLP maintains a Unit Option Plan which provides for the granting of unit options ("Unit Options") to employees and directors of the Manager.

      The Plan permits the grant of Unit Options covering 857,749 of the MLP's Common Units. Unit Options granted under the MLP's Unit Option Plan are determined by the Long-Term Incentive Plan Committee of the MLP's Board of Directors (the "LTIP Committee") and are granted at fair market value at the date of the grant. Concurrent with the consummation of the Transactions, 604,153 Unit Options were granted to key employees and directors of the MLP's General Partner. An additional 90,622 Unit Options were granted to key employees and directors on December 12, 1997, in connection with the closing of the sale of 1,118,803 Common Units pursuant to the exercise by the underwriters of their overallotment option and, in 1998, 100,000 Unit Options were granted to directors and 240,170 options were granted to employees. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of the MLP's Subordinated Units to Common Units. Provided that the minimum quarterly distribution (as that term is defined in the MLP Agreement) has been paid to Common and Subordinated Unitholders for three consecutive four-quarter periods and that such distributions are equal to or less than the MLP's Adjusted Operating Surplus, as that term is defined in the MLP Agreement, for two consecutive four-quarter periods, 25% of the Subordinated Units will convert to Common Units as early as 2001, 25% as early as 2002 and the remaining 50% may convert to Common Units as early as 2003. Once the performance criteria are achieved, the Company will record compensation expense for the difference between the exercise price and fair value of the Common Units, with a corresponding increase to members' equity. As of December 31, 1997, none of the performance criteria had been achieved. Although the performance criteria were met for the year ended December 31, 1998, no compensation expense was recorded during such year as the market price of the units was less than the exercise price during the year.

      Activity with respect to the MLP's unit options plan follows:

                                                        1998                       1997
                                              -----------------------     ---------------------
                                                            Weighted                   Weighted
                                                            Average                    Average
                                                Number     Exercise        Number     Exercise
                                               of Shares   Price (a)      of Shares   Price (a)
                                              ----------   ----------     ---------   ---------
Unit options outstanding at beginning of
 year                                          694,775       $  14.75          --            --
Unit options granted                           340,170          14.75     694,775      $  14.75
Unit options exercised                              --             --          --            --
Unit options cancelled                        (584,628)         14.75          --            --
                                               -------                    -------

Unit options outstanding at end of year        450,317          14.75     694,775         14.75
                                               =======                    =======

      (a) Options were originally granted with exercise prices ranging from $21.00 to $21.44 per unit. During December 1998, the exercise price was reduced to $14.75 per unit by the MLP's Board of Directors.

There were no unit options exercisable at either December 31, 1998 or 1997.

In January 1999, the MLP granted 222,000 options to employees and directors with an exercise price of $13.38, the fair value of the MLP's units on such date.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE H - MANAGEMENT INCENTIVE PLANS (CONTINUED)

[1]   Unit option plan: (continued)

      The MLP has computed, for pro forma disclosure purposes as required by SFAS 123, the value of the Unit Options granted under the Unit Option Plan. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for 1998 and 1997:

                                                         1998      1997
                                                         ----      ----

           Risk-free interest rate                       5.50%     6.00%
           Expected dividend yield                       9.52%     9.52%
           Expected life of the Unit Options           5 years   5 years
           Expected volatility                          25.50%    20.32%

      The weighted average fair value of unit options was $2.02 for options granted in 1998 and $1.50 for options granted in 1997.

      If the MLP had adopted the expensing provisions of SFAS 123, the impact on 1998 and 1997's net loss of the Company would have been as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                                       1998          1997
                                                     ---------   -----------
           Net loss - as reported                   $ (6,383)    $ (10,705)
           Net loss - pro forma                       (6,629)      (10,732)

      For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed subordinated units conversion period (see page F-16).

[2]   Restricted unit plan:

      Effective with the closing of the Transactions, the MLP authorized the establishment of a restricted unit plan (the "Restricted Unit Plan") which allows it to grant units (the "Restricted Units") to employees at the discretion of the LTIP Committee. No consideration will be payable by the plan participants upon vesting and issuance of the Restricted Units. Restricted Units granted during the subordination period would vest automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Restricted Units granted subsequent to the subordination period are the equivalent of Common Units. No Restricted Units have been granted as of December 31, 1998.

[3]   Income interests in the General Partner:

      In connection with the Common Units offering and the related formation of the MLP's General Partner, the General Partner issued income interests to certain officers and directors of the General Partner at no cost. Such income interests participate pro rata in cash distributions from USTK and the MLP. Under certain circumstances, the General Partner is required to repurchase the income interests from officers and directors upon termination of their employment at fair market value as determined by independent appraisal. During the year ended December 31, 1998, in connection with the termination of certain officers and directors, an accrual to repurchase income interests valued at $385,000 by independent appraisal was recorded by the Company, and charged to compensation expense.

U.S. TIMBERLANDS KLAMATH FALLS, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands)

NOTE I - COMMITMENTS

On August 30, 1996, the Company entered into a wood supply agreement with Collins to supply a volume of approximately 34 million board feet of merchantable timber to Collins at market prices. The term of the agreement is ten years and is renewable for two additional terms of five years, each at the option of Collins.

NOTE J - QUARTERLY RESULTS FOR 1998 (RESTATED) AND 1997 (UNAUDITED)

                                                         Quarter Ended
                            -----------------------------------------------------------------------
                            December 31 (a)   September 30   June 30 (a)  March 31 (a)   Total Year
                            ---------------   ------------   -----------  ------------   ----------
1998 (Restated)
Revenues                        $ 20,417        $ 24,528      $ 18,622      $  7,757     $  71,324
Gross profit (b)                   8,409          11,531         4,503         2,343        26,786
Net income (loss)                    649           2,570        (2,886)       (6,716)       (6,383)

1997
Revenues                        $ 36,288        $ 17,261      $ 11,462      $ 12,334     $  77,345
Gross profit (b)                  16,511           7,608         4,141         5,258        33,518
Income (loss) before
   extraordinary item              5,457          (1,051)       (3,827)       (1,947)       (1,368)

(a) The quarter ended June 30, 1998 includes revenues of $6,275 and related costs of $5,917 from a property sale. The quarter ended December 31, 1997 includes revenues of $11,750 and related costs of $7,555 from a property sale. The quarter ended March 31, 1997 includes revenues of $3,494 and related costs of $1,191 from a timber deed sale.

(b) Gross profit is calculated as revenues less cost of products sold, cost of timber and property sales and depreciation, depletion and road amortization.

Restatement of quarterly results for the three months ended September 30, 1998 and June 30, 1998

During 1999, the Company determined that certain revenues recorded during the second and third quarters of 1998, respectively, should be deferred until certain additional criteria are achieved. As a result, the Company has restated its quarterly results of operations for the affected periods, as follows:

                                                            Quarter Ended
                                                    ----------------------------
                                                    September 30,       June 30,
                                                        1998             1998
                                                    -------------  -------------

            Net income (loss) - as reported           $ 3,397          $  (910)
            Net income (loss) - restated                2,570           (2,886)

NOTE K - CONTINGENCIES

The Company is involved in legal proceedings and claims arising in the normal course of business. In the opinion of management, the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's results of operations and financial position.

                                  EXHIBIT INDEX

                                                                        Page No.
                                                                        --------

      27.1  Financial Data Schedule                                       36