Form 10-Q
period 1999-03-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 1999-05-17
CIK 1047739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 Commission file numbers 1-13573-01 and 1-13573

                           --------------------------

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                         U.S. TIMBERLANDS FINANCE CORP.
            (Exact name of co-registrantas specified in its charter)

                 Delaware                                93-1217136
                 Delaware                                91-1851612
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

 625 Madison Avenue, Suite 10-B, New York, NY              10022
   (Address of principal executive offices)              (Zip Code)

       Co-Registrants telephone number, including area code: 212-755-1100

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


                                    1 of 17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                           1999          1998
                                                         --------      --------

Revenues                                                 $ 11,129      $  7,757
Costs and expenses:
  Cost of goods sold                                        2,021         2,654
  Depletion, depreciation and road amortization             3,984         2,760
  Selling, general and administrative                       2,351         3,626
                                                         --------      --------
    Total costs and expenses                                8,356         9,040
                                                         --------      --------
  Operating income (loss)                                   2,773        (1,283)
Interest expense                                            5,469         5,463
Interest income                                              (251)         (176)
Financing fees                                                169           169
Other income                                                 (882)          (25)
                                                         --------      --------
   Net loss                                              $ (1,732)     $ (6,714)
                                                         ========      ========

          See accompanying Notes to Consolidated Financial Statements.


                                    2 of 17

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     March 31,      December 31,
                                                       1999            1998
                                                     ---------       ---------
                                                    (Unaudited)          *
Assets
Current assets:
  Cash and cash equivalents                          $     212       $   4,824
  Accounts and current portion
    of notes receivable - net                            4,165           2,706
  Prepaid expenses and other
    current assets                                         509           1,539
                                                     ---------       ---------
    Total current assets                                 4,886           9,069

Timber, timberlands and roads - at cost
  Timber                                               330,193         330,244
  Timberlands                                           43,118          43,118
  Logging roads                                          1,803           1,803
  Less accumulated depletion and
    road amortization                                  (45,703)        (41,848)
                                                     ---------       ---------
  Timber, timberlands and roads - net                  329,411         333,317

Seed and nursery stock                                   1,281           1,159
Property, plant and equipment - at cost
  Equipment                                                674             637
  Buildings and land improvements                          843             843
  Less accumulated depreciation                           (358)           (326)
                                                     ---------       ---------
  Property, plant and equipment - net                    1,159           1,154

Notes receivable                                         1,117              --
Deferred financing fees                                  5,830           5,998
Other assets                                             1,000              --
                                                     ---------       ---------
  Total assets                                       $ 344,684       $ 350,697
                                                     =========       =========

Liabilities
Current liabilities:
  Accounts payable and accrued liabilities           $   8,645       $   6,052
  Deferred revenue                                          --           1,614
  Short-term debt                                        1,300              --
                                                     ---------       ---------
    Total current liabilities                            9,945           7,666

Long-term debt                                         225,000         225,000

Members' equity
Managing member's interest                               1,097           1,180
Non-managing member's interest                         108,642         116,851
                                                     ---------       ---------
  Total liabilities and members' equity              $ 344,684       $ 350,697
                                                     =========       =========

* Derived from audited Consolidated Balance Sheet as of December 31, 1998.

          See accompanying Notes to Consolidated Financial Statements.


                                    3 of 17

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ----------       -----------

Cash Flows From Operating Activities:
Net loss                                             $ (1,732)        $ (6,714)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depletion, depreciation and
    road amortization                                   3,984            2,760
  Amortization of financing fees                          169              169
  Other non-cash items                                   (800)              --
  Working capital changes - net                           125            4,758
                                                     --------         --------
Net cash provided by operating
  activities                                            1,746              973

Cash Flows From Investing Activities:
  Purchase of property, plant and
    equipment - net                                       (36)             (33)
  Capitalized seed and nursery
    costs - net                                           (61)             (64)
  Increase in other assets                             (1,000)              --
                                                     --------         --------
Net cash used in investing activities                  (1,097)             (97)

Cash Flows From Financing Activities:
  Short-term borrowings                                 1,300               --
  Distribution to Members                              (6,561)              --
                                                     --------         --------
Net cash used in financing activities                  (5,261)              --
                                                     --------         --------
(Decrease) increase in cash and
  cash equivalents                                     (4,612)             876
Cash and cash equivalents - beginning
  of period                                             4,824           10,625
                                                     --------         --------
Cash and cash equivalents - end
  of period                                          $    212         $ 11,501
                                                     ========         ========

Supplemental Cash Flow Information:
  Cash paid for interest                             $      5         $     --
                                                     ========         ========

          See accompanying Notes to Consolidated Financial Statements.


                                    4 of 17

                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (In thousands, except per Unit amounts or as otherwise indicated)
                                   (Unaudited)

1. ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

      The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, L.L.C. ("USTK"), a Delaware limited liability company, and its wholly owed subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as co-obligor with USTK for $225.0 million of senior unsecured notes issued by the company in a public offering November 13, 1997 (the "Notes"). Finance Corp. has nominal assets and does not conduct any operations. All intercompany transactions have been eliminated in consolidation.

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

Nature of Operations

      The primary activity of the Company is growing trees and the sale of logs and standing timber to third party wood processors. The Company's timberlands are located in Oregon, east of the Cascade Range. Logs harvested from the Company's timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The Company also owns and operates its own seed orchard and nursery, which produce approximately five million genetically selected conifer seedlings each year. Approximately half of the annual seedling production is used by the Company for its own reforestation programs; the balance is sold to other forest products companies.

Basis of Presentation

      These consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the 1998 amounts presented for comparability purposes and have no impact on net income. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.


                                    5 of 17

      There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1998 Annual Report on Form 10-K.

2. SHORT-TERM DEBT

      Please see Management's Discussion and Analysis - Financial Condition and Liquidity for a description of changes in the Company's short-term debt.

3. SUBSEQUENT EVENT

      On April 21, 1999, the Board of Directors of the Managing Member authorized the Master Partnership to make a distribution of $0.50 per Unit. The total distribution from the Master Partnership will be $6,495 (including $65 to the Managing Member) and will be paid on May 14, 1999 to Unitholders of record on May 4, 1999. All of the cash necessary to make such distribution will be distributed to the Master Partnership by USTK. In addition, on May 14, 1999 USTK will distribute $66 to the Managing Member.


                                    6 of 17

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

Overview

      The Company's principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors. These logs and by-products are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The results of the Company's operations and its ability to pay quarterly distributions to its Members depends upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products.

Seasonality

      The Company's log and standing timber sales volumes are generally at their lowest levels in the first and second quarter of each year. In the first quarter, heavy snowfalls in higher elevations prevent access to many areas of the Company's timberlands. This limited access, along with spring break-up conditions (when warming weather thaws and softens roadbeds) in March or April, restricts logging operations to lower elevations and areas with rockier soil types. As a result of these constraints, the Company's sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their highest during the third and fourth quarters. Most customers in the region react to this seasonality by carrying sufficiently high log inventories at the end of the calendar year to carry them to the second quarter of the following year.


                                    7 of 17

Current Market Conditions

      A combination of circumstances has resulted in increased western log prices during the first quarter of 1999. Strong lumber and panel demand combined with weather conditions, including heavy snow pack and prolonged spring break-up, have resulted in decreased log inventories at many conversion facilities. In addition, the export market in Japan has picked up with export log sales volume increasing from the first quarter of 1998.

      The circumstances driving the log pricing and shortage have also impacted finished product pricing. Prices for #3 Ponderosa Pine shop are up 8% from a year ago. Lodgepole Pine stud prices are up 7% from the first quarter of 1998. Douglas Fir #2 & Btr. green studs are up 10% and White Fir veneer prices are up 26% from last year at this time. The pricing increase during the first quarter of 1999 as described above may differ from the Company's actual results for the same quarter as the Company's pricing is typically agreed to prior to actual delivery.

Results of Operations

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

      The following table sets forth sales volume for the quarters ended March 31,1999 and 1998 from the sale of logs, stumpage and timber deeds by thousand board feet ("MBF") and price per thousand board feet and the sales of timberland.

                                      Sales Volume (MBF)       Price Realization (MBF)
                                      ------------------       -----------------------

                                                      Timber                     Timber   Timberland
Period                             Logs    Stumpage   Deeds    Logs    Stumpage   Deeds   Sales ($000)
------                             ----    --------   -----    ----    --------   -----   ------------
           1999
Three Months Ended March 31       11,996    1,921     17,759   $ 395     $ 440    $ 308            --

           1998
Three Months Ended March 31       16,409    1,984         --   $ 418     $ 447       --            --

      Revenues. Revenues for the quarter ended March 31, 1999 were $11.1 million, an increase of $3.3 million or 42% over revenues of $7.8 million for the quarter ended March 31, 1998. This was primarily attributable to a $5.5 million increase in timber deed sales partially offset by a $2.2 million decrease in log sales.

      Timber deed sales for the quarter ended March 31, 1999 were $5.5 million on volumes of 17.8 million board feet ("MMBF"), which included $5.0 million or
15.8 MMBF under six stumpage sales that were entered into during 1998. During the first quarter of 1999 these six stumpage sales were converted to timber deed sales. The increase in timber deed sales is primarily the result of a strategy, which the Company initiated in the second quarter of 1998, to expand its use of timber deed sales to meet the needs of its customers and improve sales prices realized by the Company. During the first quarter of 1998 there were no timber deed sales.

      First quarter 1999 log sales were $4.7 million on volumes of 12.0 MMBF as compared to the same period in 1998 when log sales were $6.9 million on volumes of 16.4 MMBF. Log sales


                                    8 of 17
volume decreased due to increased timber deed sales, as previously mentioned, during the first quarter of 1999. The average first quarter 1999 log sales price was $395 per MBF compared to an average of $418 per MBF for the first quarter of 1998. The following explanation of changes in sales prices may differ from those Current Market Conditions described previously, as most pricing is agreed to prior to actual delivery. The decline in the average log sales price between the first quarter of 1999 and 1998 was primarily attributable to a 20% decrease in Douglas Fir prices as a result of reduced customer demand and a 13% decrease in Ponderosa Pine prices due to lower log quality. The decline in Douglas Fir and Ponderosa Pine prices was partially offset by a 15% increase in White Fir prices, directly attributable to increased demand for White Fir finished products.

      Operating Costs. Operating costs were $8.4 million for the quarter ended March 31, 1999, a decrease of $0.6 million or 7% from operating costs of $9.0 million for the quarter ended March 31, 1998. This decrease was primarily the result of a $1.2 million decrease in selling, general and administrative ("SG&A") expenses along with a decrease to cost of goods sold ("COGS") of $0.6 million partially offset by an increase in depreciation, depletion and road amortization ("DD&A") expenses of $1.2 million.

      SG&A expenses for the quarter ended March 31, 1999 were $2.4 million, a decrease of 33% from comparable expenses of $3.6 million for the quarter ended March 31, 1998. This decrease was primarily due to one-time expenses of $1.1 million related to severance costs and the repurchase of member interests in the Manager incurred in the first quarter of 1998. As a percentage of revenues, SG&A declined in the first quarter of 1999 to 21% compared to 47% in the first quarter of 1998 primarily due to first quarter 1999 timber deed sales of $5.5 million.

      COGS as a percentage of revenues was 18% for the quarter ended March 31, 1999, compared to 34% for the same period during 1998. The decrease is due to the $5.5 million of timber deed sales during the first quarter of 1999, which typically have higher margins than log sales.

      DD&A expense was $4.0 million for the quarter ended March 31, 1999 a $1.2 million or 43% increase over DD&A expense of $2.8 million for the quarter ended March 31, 1998. This increase was primarily due to increased timber deed sales partially offset by reduced log sales and the decrease in the Company's depletion rate per MBF, which resulted from the first quarter 1999 depletion rate recalculation.

      Other Income. Other income was $0.9 million in the first quarter of 1999. In the first quarter of 1998 this item was under $0.1 million. The increase in income during the first quarter of 1999 is due to $0.8 million of income related to an unrealized gain, as of March 31, 1999, from marking to market an unhedged financial instrument.

      Members' Equity

      During the three months ended March 31, 1999 members' equity declined $8.3 million from $118.0 million to $109.7 million. This decline is the result of the Company's net loss and distributions to its Members during this period, which were $1.7 million and $6.6 million, respectively. The Company expects to continue to incur operating losses and make distributions to its Members. As a result, the Company anticipates that members' equity will continue to decline.

Financial Condition and Liquidity

      Operating Activities. Cash flows provided by operating activities during the three months ended March 31, 1999 were $1.7 million, as compared to cash flows provided by operating


                                    9 of 17
activities of $1.0 million during the same period in 1998. The $0.7 million increase in cash flows provided by operating activities was primarily due to a $5.5 million increase in the proceeds from timber deed sales, $1.2 million decrease in selling, general and administrative expenses and $0.6 million decrease in the cost of goods sold. The increase in operating cash flows was predominantly offset by an increase in notes receivable from customers, during the first quarter of 1999, related to timber deed sales of $4.3 and a decrease in log sales of $2.2 million for the first three months of 1999 as compared to 1998.

      Investing Activities. Cash flows used by investing activities were $1.1 million during first three months of 1999, as compared to cash flows used by investing activities of $0.1 million during same period in 1998. During the first quarter of 1999 $1.0 million in other assets were established.

      Financing Activities. Cash flows used in financing activities were $5.3 million for the first three months of 1999. The Company paid $6.6 million in distributions to its Members and borrowed $1.3 million on the Bank Credit Facility. There were no cash flows from financing activities in the first three months of 1998 as the Company's first distribution was not paid until May 15, 1998 and there was no need to borrow funds.

      The Company had a $100.0 million unsecured revolving credit facility (the "Bank Credit Facility") with a group of banks, which consisted of a $75.0 million acquisition facility and a $25.0 million working capital facility and was subject to restrictions and covenants that limited the amount available for borrowing in amounts which varied from time to time. Effective April 6, 1999 the Company terminated the $75.0 million acquisition facility. Currently, the working capital facility requires the consent of a majority of the lending group members for borrowings in excess of $2.0 million. The Bank Credit Facility will expire June 30, 1999. At that time, amounts borrowed under the working capital facility will be due and payable. As of March 31, 1999, $1.3 million was outstanding under the Bank Credit Facility.

      The agreements governing the Notes and the Bank Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. Under the Bank Credit Facility, the Company's average annual harvest volume over any period of four consecutive years cannot exceed 150 MMBF (as adjusted for timberland sales and purchases). The agreements also limit one-year harvest levels and average annual harvest levels for consecutive two and three year periods. The Company has agreed to terminate the working capital facility agreement as of June 30, 1999 and to terminate the acquisition facility, effective April 6, 1999. The Company is currently in discussions with several of the banks to continue the working capital facility, and one of them has agreed to act as agent bank. In the interim, an affiliate of the Manager has agreed to make available to the Company, from time to time, loans of up to $12.0 million with terms and covenants substantially consistent with the current Bank Credit Facility. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to retain investment banks to assist it in raising money for acquisitions. As of March 31, 1999 the Company was in compliance with the covenants and ratios pertaining to the Notes and Bank Credit Facility.

      Through the first three months of 1999, the Company funded its operations and met its cash obligations for distributions to its Members and debt service from cash on hand and cash generated from current operations. Cash required to make distributions to all its Members at current levels and to pay interest on the Notes is $26.2 million and $21.7 million, respectively, per year. The Manager expects that cash distributions and interest payments will be funded from cash on hand, cash generated from current operations and borrowings.


                                    10 of 17

      Cash required to meet the Company's debt service and quarterly cash distributions will be significant. To meet its working capital requirements, the Company has been harvesting and selling logs, stumpage and timber deed sales at a rate in excess of the Managing Member's estimate of the long-term sustainable annual harvest level for its current timberlands. The Managing Member expects that the debt service and quarterly cash distributions will be funded from operations and borrowings. Given projected harvest levels, the long term sustainable harvest levels of the timberlands and the harvest restrictions in the Notes and Bank Credit Facility, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels may be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.

Year 2000 Issues

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


                                    11 of 17

      The Company believes that its preparations currently underway are adequate to access and manage the risks presented by the Year 2000 issue, and does not have a formal contingency plan at this time.

      The statements in this section regarding the Year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of events could cause actual results to differ materially from those described in the forward-looking statements made on behalf of the Company.

SFAS No. 133

      In June 1998, the Financial Accounting Standards Board issued Statement of Financing Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 as of July 1, 1999. The Company believes that adoption of this statement will not have a material impact on the Company.


                                    12 of 17

PART ll. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of the Company.

ITEMS 2, 3, 4 AND 5 OF PART II are not applicable and have been omitted.


                                    13 of 17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits


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

   ++10.6   -- Employment Agreement for Mr. Symington

   ++10.7   -- Employment Agreement for Mr. Michie

   ++10.8   -- Employment Agreement for Mr. McDowell

    *10.9   -- Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C.
               and Collins Products LLC

     **16   -- Letter from Arthur Andersen, LLP dated December 8, 1998

    *21.1   -- List of Subsidiaries

     27.1   -- Financial Data Schedule

* Incorporated by reference to the same numbered Exhibit to the Co-Registrants' Registration Statement on Form S-1 filed November 13, 1997.
** Incorporated by reference to Exhibit 1 to the Co-Registrants' Form 8-K filed on December 8, 1998.
+ Incorporated by reference to the same numbered Exhibit to the Co-Registrant's Current Report on Form 8-K filed January 15, 1998.
++ Incorporated by reference to the same numbered Exhibit to the Co-Registrant's Annual Report on Form 10-K filed March 31, 1998.


                                    14 of 17

(b.) Reports on Form 8-K

      On January 6, 1999, the Company filed a Form 8-K reporting the engagement of Richard A. Eisner & Company, LLP to audit its financial statements.

      On March 9, 1999, the Company filed a Form 8-K reporting, among other things, the revision of its second and third quarter 1998 financial results.


                                    15 of 17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigneds thereunto duly authorized.

Date:  May 14, 1999           U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                              By:  U.S. Timberlands Services Company, L.L.C.
                                   as Manager

                              By: /s/ Greg G. Byrne
                                  -----------------------------------------
                                  Greg G. Byrne
                                  Chief Financial Officer
                                  (Chief Financial Officer
                                  and Duly Authorized Officer)

                              By: /s/ Jeffrey B. Groom
                                  -----------------------------------------
                                 Jeffrey B. Groom
                                 Corporate Controller-Western Operations
                                 (Principal Accounting Officer)


                              U.S. TIMBERLANDS FINANCE CORP.

                              By: /s/ Greg G. Byrne
                                  -----------------------------------------
                                  Greg G. Byrne
                                  Chief Financial Officer
                                  (Chief Financial Officer
                                  and Duly Authorized Officer)

                              By: /s/ Jeffrey B. Groom
                                  -----------------------------------------
                                  Jeffrey B. Groom
                                  Corporate Controller-Western Operations
                                  (Principal Accounting Officer)


                                    16 of 17