Form 10-Q
period 1999-06-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 1999-08-16
CIK 1047739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                    FORM 10-Q
                      ------------------------------------

             [X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1999

                                     OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file numbers 1-13573-01 and 1-13573


                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                         U.S. TIMBERLANDS FINANCE CORP.
            (Exact name of co-registrant as specified in its charter)

          Delaware                                     93-1217136
          Delaware                                     91-1851612
--------------------------------------------------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or
         organization)

      625 Madison Avenue, Suite 10-B, New York, NY          10022
--------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


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


                              Yes [X]   No   [ ]

PART l.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER UNIT)
                                   (UNAUDITED)

                                                                                      Quarter Ended June 30,
                                                                      -----------------------------------------------
                                                                                  1999                      1998
                                                                      ---------------------     ---------------------

Revenues                                                               $           20,296         $           18,622
                                                                          -----------------          ----------------

Costs and expenses:
     Cost of goods sold                                                             2,774                      4,249
     Cost of timberland sales                                                           -                      5,917
     Depletion, depreciation and road amortization                                  5,268                      3,957
     Selling, general and administrative                                            2,489                      1,760
                                                                          -----------------          ----------------
         Total costs and expenses                                                  10,531                     15,883
                                                                          -----------------          ----------------

     Operating income                                                               9,765                      2,739

Interest expense                                                                    5,495                      5,635

Interest income                                                                       (99)                       (94)

Financing fees                                                                        169                        169

Other income - net                                                                   (257)                       (85)
                                                                          -----------------          ----------------

Net income (loss)                                                      $            4,457         $           (2,886)
                                                                          =================          ================


          See accompanying Notes to Consolidated Financial Statements.


                                    2 of 19




                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER UNIT)
                                   (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                      -----------------------------------------------
                                                                                 1999                      1998
                                                                      ---------------------     ---------------------

Revenues                                                               $           31,425         $           26,378
                                                                          -----------------          ----------------

Costs and expenses:
     Cost of goods sold                                                             4,796                      6,899
     Cost of timberland sales                                                           -                      5,917
     Depletion, depreciation and road amortization                                  9,252                      6,716
     Selling, general and administrative                                            4,839                      5,390
                                                                          -----------------          ----------------
         Total costs and expenses                                                  18,887                     24,922
                                                                          -----------------          ----------------

     Operating income                                                              12,538                      1,456

Interest expense                                                                   10,965                     11,098

Interest income                                                                      (351)                      (270)

Financing fees                                                                        338                        338

Other income - net                                                                 (1,139)                     (110)
                                                                          -----------------          ----------------

Net income (loss)                                                      $            2,725         $          (9,600)
                                                                          =================          ================

                            See accompanying Notes to Consolidated Financial Statements.

                                    3 of 19



                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                               June 30,                December 31,
                                                                                 1999                      1998
                                                                         ---------------------     ---------------------
                                                                             (UNAUDITED)                    *

ASSETS
Current assets:
     Cash and cash equivalents                                            $            1,005        $            4,824
     Accounts and current portion of notes receivable - net                            4,490                     2,706
     Prepaid expenses and other current assets                                           144                     1,539
                                                                             -----------------         -----------------
         Total current assets                                                          5,639                     9,069
                                                                             -----------------         -----------------

Timber, timberlands and roads - at cost
     Timber                                                                          331,035                   329,520
     Timberlands                                                                      43,118                    43,118
     Logging roads                                                                     1,803                     1,803
     Less accumulated depletion and road amortization                                (50,847)                  (41,848)
                                                                             -----------------         -----------------
         Timber, timberlands and roads - net                                         325,109                   332,593
                                                                             -----------------         -----------------

Seed and nursery stock                                                                   929                     1,883
                                                                             -----------------         -----------------
Property, plant and equipment - at cost
     Equipment                                                                           674                       637
     Building and land improvements                                                      843                       843
     Less accumulated depreciation                                                      (399)                     (326)
                                                                             -----------------         -----------------
         Property, plant and equipment - net                                           1,118                     1,154
                                                                             -----------------         -----------------

Notes receivable                                                                         829                         -
Deferred financing fees                                                                5,661                     5,998
Other assets                                                                           1,000                         -
                                                                             -----------------         -----------------

     Total assets                                                         $          340,285       $           350,697
                                                                             =================         =================

LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities                             $            4,886        $            6,052
     Deferred revenue                                                                  1,764                     1,614
     Short-term debt                                                                   1,000                         -
                                                                             -----------------         -----------------
         Total current liabilities                                                     7,650                     7,666
                                                                             -----------------         -----------------

Long-term debt                                                                       225,000                   225,000

MEMBERS' EQUITY
Managing member's interest                                                             1,076                     1,180
Non-managing members' interest                                                       106,559                   116,851
                                                                             -----------------         -----------------
           Total managing and non-managing members' interest                         107,635                   118,031
                                                                             -----------------         -----------------
     Total liabilities and members' interest                              $          340,285        $          350,697
                                                                             =================         =================

                     *Derived from audited Consolidated Balance Sheet as of December 31, 1998.
                           See accompanying Notes to Consolidated Financial Statements.


                                    4 of 19


                     U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Six Months Ended June 30,
                                                                      -----------------------------------------------
                                                                              1999                      1998
                                                                      ---------------------     ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $            2,725         $           (9,600)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depletion, depreciation, road amortization and cost
       of timberland sold                                                           9,252                     12,633
     Financing fees                                                                   338                        338
     Other non-cash items                                                             150                          -
     Working capital changes - net                                                 (1,756)                      (950)
                                                                          -----------------          ----------------
Net cash provided by operating activities                                          10,709                      2,421
                                                                          -----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Timber and road additions                                                     (1,516)                      (218)
     Purchase of property, plant and equipment - net                                  (36)                       (28)
     Capitalized seed and nursery costs - net                                         975                        (63)
     (Increase) decrease in notes receivable - net                                   (829)                       177
      Increase in other assets                                                     (1,000)                         -
                                                                          -----------------          ----------------
Net cash used in investing activities                                              (2,406)                      (132)
                                                                          -----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowing                                                           1,000                          -
     Distributions to members                                                     (13,122)                    (9,580)
                                                                          -----------------          ----------------
Net cash used in financing activities                                             (12,122)                    (9,580)
                                                                          -----------------          ----------------

Decrease in cash and cash equivalents                                              (3,819)                    (7,291)
Cash and cash equivalents - beginning of period                                     4,824                     10,625
                                                                          -----------------          ----------------
Cash and cash equivalents - end of period                              $            1,005         $            3,334
                                                                          =================          ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                 $           10,893         $           10,588
                                                                          =================          ================

          See accompanying Notes to Consolidated Financial Statements.


                                    5 of 19

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

     U.S. Timberlands Company, L.P. (the "Master Partnership") owns a 99% non-managing member interest in USTK. The Master Partnership was formed June 27, 1997 to acquire and own substantially all of the equity interest in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, L.L.C. U.S. Timberlands Services Company, L.L.C. (the "Managing Member") manages the business of the Company and owns a 1% managing member interest in USTK. The Managing Member also owns a 1% general partner interest in the Master Partnership.


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

Basis of Presentation

     These consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the 1998 amounts presented for comparability purposes and have no impact on net income. Operating


                                    6 of 19
results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

3. SUBSEQUENT EVENT

     On July 28, 1999, the Board of Directors of the Managing Member authorized the Master Partnership to make a distribution of $0.50 per Unit. The total distribution by the Company to the Master Partnership will be $6,494,751 (including $64,948 to the Managing Member) and will be paid on August 13, 1999 to Unitholders of record on August 5, 1999. All of the cash necessary to make such distribution will be distributed to the Master Partnership by USTK. In addition, on August 13, 1999 USTK will distribute $66,273 to the Managing Member.


                                    7 of 19

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


                                    8 of 19

Current Market Conditions

     Strong lumber and plywood demand has led to increased prices for finished products during the second quarter 1999. A combination of dry spring weather and increased log prices has led to increased log and stumpage volumes in response to firm mill needs. Inventories at most mill locations are high going into the summer season. Continued dry weather and scheduled mill downtime will keep log inventories high for third quarter. Log export prices and demand have increased slightly.

     The strong lumber and plywood markets have affected log and stumpage pricing. The circumstances driving the log pricing and shortage have also impacted finished product pricing. Prices for #3 Ponderosa Pine shop are up 17% from a year ago. Lodgepole Pine stud prices are up 39% from the second quarter of 1998. Douglas Fir #2 & Btr. green studs are up 54% and White Fir plywood sheathing prices are up 60% from last year at this time. These price increases during the second quarter of 1999 may differ from the Company's actual results for the same quarter as the Company's pricing is typically agreed to prior to actual delivery.

Results of Operations

     Selected operating statistics for the Company:

                                         Sales Volume (MBF)                  Price Realization (MBF)
                                         ------------------                  -----------------------

                                                               Timber                               Timber   Timberland
            Period                   Logs       Stumpage        Deeds       Logs       Stumpage      Deeds    Sales ($000)
            ------                   ----       --------        -----       ----       --------      -----    ------------
             1999
Three Months Ended June 30         15,376             --       26,898       $455             --       $484            --
Three Months Ended March 31        11,996          1,921       17,759       $395           $440       $308            --

             1998
Three Months Ended June 30         23,832          2,506           --       $432           $570         --        $6,276
Three Months Ended March 31        16,409          1,984           --       $418           $447         --            --

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

     REVENUES Revenues for the quarter ended June 30, 1999 were $20.3 million, an increase of $1.7 million or 9% over revenues of $18.6 million for the quarter ended June 30, 1998. This increase in revenues was attributable to an $11.6 million increase in timber deed and stumpage sales partially offset by a $3.3 million decrease in log sales and a $6.3 million decrease in timberland sales.

     Log sales for the quarter ended June 30, 1999 were $7.0 million on volumes of 15.4 million board feet ("MMBF") as compared to the same period in 1998 when log sales were $10.3 million on volumes of 23.8 MMBF. The decrease in log sales volume was caused by weather. Logging operations were delayed this year due to a heavy snow pack that prolonged the spring break-up. The average second quarter 1999 log sales price was $455 per MBF compared to an average of $432 per MBF for the first quarter of 1998. The following explanation of changes in sales prices may differ from those Current Market Conditions described previously, as most pricing is agreed to prior to actual delivery. The increase in the average log sales price was primarily attributable to a 30% increase in White Fir prices. The increase in White Fir log prices was directly attributable to increases in the prices for White Fir finished products. Pine and Douglas Fir prices were essentially flat between the second quarter of 1999 and 1998.


                                    9 of 19

     Timber deed and stumpage sales for the second quarter were $13.0 million on volumes of 26.9 MMBF as compared to the same period in 1998 when deed and stumpage sales were $1.4 million on volumes of 2.5 MMBF. The increase in timber deed and stumpage volume was primarily the result of a strategy, which the Company initiated in the second quarter of 1998, to expand its use of timber deeds and stumpage sales to meet the needs of its customers and improve sales prices realized by the Company. In addition, due to the prolonged spring break-up, management made a decision to expand the timber deed sales volume in the second quarter of 1999.

     There were no timberland sales in the second quarter of 1999, as compared to a $6.3 million timberland sale in the same period in 1998.

     OPERATING COSTS Operating costs were $10.5 million for the quarter ended June 30, 1999, a decrease of $5.4 or 34% from operating costs of $15.9 million for the quarter ended June 30, 1998. This decrease was primarily due to a $1.5 million decrease in cost of goods sold ("COGS"), and a $5.9 million decrease in the cost of timberland sales. These reductions were partially offset by a $1.3 million increase in depreciation, depletion and road amortization ("DD&A") expenses and a $0.7 million increase in selling, general and administrative expenses ("SGA").

     COGS for the quarter ended June 30, 1999 were $2.8 million, a decrease of $1.5 million or 36% from COGS of $4.2 million for the same period in 1998. This decrease was due to a 35% decrease in log sales volume to 15.4 MMBF in the second quarter of 1999 from 23.8 MMBF in the same period in 1998.

     The Company had no timberland sales during the quarter ended June 30, 1999, as compared to a sale of 15,304 acres with a cost of $5.9 million during the same period in 1998.

     SG&A expenses for the quarter ended June 30, 1999 were $2.5 million, an increase of $0.7 or 39% from comparable expenses of $1.8 million for the same period in 1998. This increase was primarily due to $0.7 million in severance expenses related to the closure of the Seattle office. As a percentage of revenues, SG&A increased to 12% in the second quarter of 1999, as compared to 9% in the second quarter of 1998.

     DD&A expense was $5.3 million for the second quarter of 1999, a $1.3 million or 33% increase over DD&A expense of $4.0 million for the same period in 1998. This increase was due to a 61% increase in sales volume from log, timber deed and stumpage sales to 42.3 MMBF in the second quarter of 1999, as compared to 26.3 MMBF for the same period in 1998. This increase in sales volume was partially offset by a decrease in the Company's depletion rate per MBF, which resulted from the annual recalculation of the depletion rate in the first quarter of 1999.

     OTHER INCOME Other income was $0.3 million for the second quarter of 1999, an increase of $0.2 million from the same period in 1998. This increase was due to income related to an unrealized gain, as of June 30, 1999, from marking to market an unhedged financial instrument.

     MEMBERS' EQUITY During the three months ended June 30, 1999 the members' equity in the Company declined $2.1 million from $109.7 million to $107.6 million. This decline is the result of the Company's $4.5 million net income offset by the Company's $6.6 million of distributions to its members during this period. The Company expects to continue to make distributions to its Members in excess of its operating earnings. As a result, the Company anticipates that members' equity will continue to decline.



                                    10 of 19

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     REVENUES Revenues for the six months ended June 30, 1999 were $31.4 million, an increase of $5.0 million or 19% over revenues of $26.4 million for the six months ended June 30, 1998. This increase in revenues was attributable to a $17.0 million increase in timber deed and stumpage sales partially offset by a $5.4 million decrease in log sales and a $6.3 million decrease in timberland sales.

     Log sales for the six months ended June 30, 1999 were $11.7 million on volumes of 27.4 MMBF as compared to the same period in 1998 when log sales were $17.2 million on volumes of 40.2 MMBF. The decrease in log sales volume was caused by weather. Logging operations were delayed this year due to a heavy snow pack that prolonged the spring break-up. The average log sales price for the first six months of 1999 was $429 per MBF compared to $426 per MBF for the same period in 1998. The following explanation of changes in sales prices may differ from those Current Market Conditions described previously, as most pricing is agreed to prior to actual delivery. The increase in the average log sales price was primarily attributable to a 25% increase in White Fir prices. The increase in White Fir log prices was directly attributable to increases in the prices for White Fir finished products. Pine and Douglas Fir prices were slightly lower in the first six months of 1999, as compared to the same period in 1998.

     Timber deed and stumpage sales for the six months were $19.3 million on volumes of 46.6 MMBF, as compared to the same period in 1998 when deed and stumpage sales were $2.3 million on volumes of 4.5 MMBF. The increase in timber deed and stumpage volume was primarily the result of a strategy, which the Company initiated in the second quarter of 1998, to expand its use of timber deed and stumpage sales to meet the needs of its customers and improve sales prices realized by the Company. In addition, due to the prolonged spring break-up, management made a decision to expand the timber deed sale volume in the second quarter of 1999.

     There were no timberland sales in the first six months of 1999, as compared to a $6.3 million timberland sale in the same period in 1998.

     OPERATING COSTS Operating costs were $18.9 million for the six months ended June 30, 1999, a decrease of $6.0 or 24% from operating costs of $24.9 million for the same period in 1998. This decrease was primarily due to a $2.1 million decrease in COGS, a $5.9 million decrease in the cost of timberland sales and a $0.5 million decrease in general and administrative expenses. These reductions were partially offset by a $2.5 million increase in DD&A expenses

     COGS for the six months ended June 30, 1999 were $4.8 million, a decrease of $2.1 million or 30% from COGS of $6.9 million for the same period in 1998. This decrease was due to a 32% decrease in log sales volume to 27.4 MMBF in the first six months of 1999 from 40.2 MMBF in the same period in 1998.

     The Company had no timberland sales during the first six months of 1999, as compared to a sale of 15,304 acres with a cost of $5.9 million during the same period in 1998.

     SG&A expenses for the six months ended June 30, 1999 were $4.8 million, a decrease of $0.6 million or 11% from comparable expenses of $5.4 million for the same period in 1998. This decrease was primarily due to a one-time expense of


                                    11 of 19

$1.1 million in the first quarter of 1998 for severance and the repurchase of member interest in the Manager. This decrease was partially offset by $0.7 million in severance expenses recorded in the second quarter of 1999 related to the closure of the Seattle office. As a percentage of revenues, SG&A decreased to 15% in the first six months of 1999, as compared to 20% in same period of 1998.

     DD&A expense was $9.3 million for the six months of 1999, a $2.6 million or 39% increase over DD&A expense of $6.7 million for the same period in 1998. This increase was due to an increase in sales volume from log, timber deed and stumpage sales to 73.9 MMBF in the first six months of 1999, as compared to 44.8 MMBF for the same period in 1998. The increase in sales volume was partially offset by a decrease in the Company's depletion rate per MBF, which resulted from the annual recalculation of the depletion rate in the first quarter of 1999.

     OTHER INCOME Other income was $1.1 million for the six months of 1999, an increase of $1.0 million from the same period in 1998. This increase was due to income related to an unrealized gain, as of June 30, 1999, from marking to market an unhedged financial instrument.

     MEMBERS' EQUITY During the six months ended June 30, 1999 the members' equity in the Company declined $10.4 million from $118.0 million to $107.6 million. This decline is the result of the Company's $2.7 million net income offset by the Company's $13.1 million of distributions to its Members during this period. The Company expects to continue to make distributions to its Members in excess of its operating income. As a result, the Company anticipates that members' equity will continue to decline.


Financial Condition and Liquidity

     OPERATING ACTIVITIES Cash flows provided by operating activities during the six months ended June 30, 1999 were $10.7 million, as compared to cash flows provided by operating activities of $2.4 million during the same period in 1998. The $8.3 million increase in cash flows provided by operating activities was primarily due to a $5.0 million increase in the proceeds from sales, a $2.1 million decrease in COGS and a $0.6 million decrease in SG&A expenses.

     INVESTING ACTIVITIES Cash flows used by investing activities were $2.4 million during the first six months of 1999, as compared to cash flows used by investing activities of $0.1 million during the same period in 1998. During the first quarter of 1999, $1.0 million of other assets were established. The $0.5 million of net additions to timber, roads and seed and nursery stock were primarily capitalized seedling and nursery costs. The notes receivable from timber deed sales increased by $0.8 million.

     FINANCING ACTIVITIES Cash flows used in financing activities were $12.1 million for the first six months 1999, as compared to cash flows used in financing activities of $9.6 million during the same period in 1998. This increase is primarily due to the Company paying $13.1 million in distributions to Members in the six months ended of 1999 as compared to $9.6 million during the same period in 1998. There were no cash flows from financing activities in the first three months of 1998, as the Company's first distribution was not paid until May 15, 1998. The Company had $1.0 million of outstanding borrowings on the Affiliate Credit Facility at June 30, 1999. There was no need to borrow funds in the first six months of 1998.

     The Company had a $100.0 million unsecured revolving credit facility (the "Bank Credit Facility") with a group of banks, which consisted of a $75.0 million acquisition facility and a $25.0 million working capital facility and was subject to restrictions and covenants that limited the amount available for borrowing in amounts which varied from time to time. Effective April 6, 1999,


                                    12 of 19
the Company terminated the $75.0 million acquisition facility. Effective June 30, 1999, the Company terminated the $25.0 million working capital facility and entered into a credit agreement with an affiliate of the Managing Member (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under terms and covenants substantially consistent with the former Bank Credit Facility. The Affiliate Credit Facility will expire on June 30, 2000. At that time, amounts borrowed will be due and payable. As of June 30, 1999, $1.0 million was outstanding under the Affiliate Credit Facility. The Company is currently in discussions with several banks to replace the Affiliate Credit Facility. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to retain investment banks to assist it in raising money for acquisitions.

     The agreements governing the Company's 9-5/8% senior notes (the "Notes") and the Affiliate Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. Under the Notes, the Company's average annual harvest volume over any period of four consecutive years cannot exceed 150 MMBF (as adjusted for timberland sales and purchases). The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of June 30, 1999 the Company was in compliance with the covenants and ratios pertaining to the Notes and Affiliate Credit Facility.

     Through the first six months of 1999, the Company funded its operations and met its cash obligations for distributions to its Members and debt service from cash on hand and cash generated from current operations and borrowings under the Bank Credit Facility and Affiliate Credit Facility. Cash required to make distributions to all Members at current levels and to pay interest on the Notes is $26.2 million and $21.7 million, respectively, per year. The Managing Member expects that cash distributions and interest payments will be funded from cash on hand, cash generated from current operations and borrowings.

     Cash required to meet the Company's debt service and quarterly cash distributions will be significant. To meet its working capital requirements, the Company has been harvesting and selling logs, stumpage and timber deed sales at a rate in excess of the Managing Member's estimate of the long-term sustainable annual harvest level for its current timberlands. The Managing Member expects that the debt service and quarterly cash distributions will be funded from operations and borrowings. Given projected harvest levels, the long term sustainable harvest levels of the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels may be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.


                                    13 of 19

Year 2000 Issues

     The Company is aware of the "Year 2000" issue associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of a two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.

     Since early 1998, the company has been assessing its computer hardware and information systems needs and upgrading its systems as appropriate. In 1998, the Company completed the installation of several major hardware and software upgrades: general ledger, accounts payable, accounts receivable, log accounting and telecommunications. Along with this assessment and upgrade of its systems, the Company is also reviewing its systems and applications to ensure its computer and information systems will function properly at Year 2000. The Company had substantially completed this internal review and upgrade as of June 30, 1999. Due to changing status and ongoing recommended modifications by vendors, system assessments and testing will continue through the end of this year. At this time, management of the Company believes that the specific cost of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements.

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

     The Company believes that its preparations currently underway are adequate to assess and manage the risks presented by the Year 2000 issue, and does not have a formal contingency plan at this time.

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


                                    14 of 19

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


                                    15 of 19

PART ll.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of the Company.

ITEMS 2, 3, 4 AND 5 OF PART II are not applicable and have been omitted.


                                    16 of 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a.) Exhibits

              +3.1 Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, L.P.

              +3.2 Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, L.L.C.

             **3.3 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, L.P.

              +10.2 Indenture among U.S. Timberlands Klamath Falls, L.L.C., U.S. Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee

              +10.3 Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, L.P. and certain other parties

              *10.4 Form of U.S. Timberlands Company, L.P. 1997 Long-Term Incentive Plan

              *10.5  Employment Agreement for Mr. Rudey

              *10.9 Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C. and Collins Products LLC

            ***16    Letter from Arthur Andersen, LLP dated December 8, 1998

              *21.1  List of Subsidiaries

               27.1  Financial Data Schedule

* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
** Incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly report on Form 10-Q filed May 15, 1998.
*** Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K filed on December 8, 1998.
+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.
++ Incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 31, 1998.


(b.) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.


                                    17 of 19

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 16, 1999            U.S. TIMBERLANDS KLAMATH FALLS, L.L.C.
                                 By:  U.S. Timberlands Services Company, L.L.C.
                                      as Manager

                                 By:  /s/ Greg G. Byrne
                                    --------------------------
                                    Greg G. Byrne
                                    Chief Financial Officer
                                    (Chief Financial Officer,
                                     Principal Accounting Officer
                                     and Duly Authorized Officer)


                                 U.S. TIMBERLANDS FINANCE CORP.


                                 By:  /s/ Greg G. Byrne
                                    --------------------------
                                    Greg G. Byrne
                                    Chief Financial Officer
                                    (Chief Financial Officer,
                                     Principal Accounting Officer
                                     and Duly Authorized Officer)