Form 10-K
period 1999-12-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2000-04-14
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File No.: 1-13573-01
                                                                         1-13573
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

  Registrant's telephone number, including area code: 212-755-1100
                                -----------------


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

                                   Yes  _X_ No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

           The co-Registrants have not issued any common equity held by non-affiliates of the co-Registrants.

           Documents incorporated by reference: None

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                         U.S. TIMBERLANDS FINANCE CORP.







                                                           TABLE OF CONTENTS                                               Page
PART I
           Item 1.   Business.................................................................................................1
           Item 2.   Properties..............................................................................................10
           Item 3.   Legal Proceedings.......................................................................................11
           Item 4.   Submission of Matters to a Vote of Security Holders.....................................................11

PART II
           Item 5.   Market for Registrant's Common Units and Related Security Holder Matters................................12
           Item 6.   Selected Financial Data.................................................................................13
           Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................14
           Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................................23
           Item 8.   Financial Statements....................................................................................23
           Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................23

PART III
           Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Registrant..........................24
           Item 11.  Executive Compensation..................................................................................28
           Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................................33
           Item 13.  Certain Relationships and Related Transactions..........................................................33

PART IV
           Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.................................................35


                                     PART I

Item 1.  Business

General
           The business of U.S. Timberlands Klamath Falls, LLC, a Delaware limited liability formed in 1996 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 561,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (collectively the "Timberlands") containing total merchantable timber volume estimated as of January 1, 2000 to be approximately 1.8 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately five million conifer seedlings annually from its nursery, approximately half of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of U.S. Timberlands Company, LP (the "Master Partnership") and the predecessors of the Company and the Master Partnership.

           The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 47%) and Douglas fir (approximately 13%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 149,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 38 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next five years. Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. The balance of the Timberlands are composed of natural stands. For a more complete description of the Company's properties, see "Properties."

           In August 1996, the Company and U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, LLC ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In July 1997, the Company, which is now the Master Partnership's subsidiary operating company, acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). At the date of acquisition, over 40% of the merchantable timber on the Ochoco Timberlands was at least 80 years old. The Company believes that the age classes and species mix of the Ochoco Timberlands fit well with the Klamath Falls Timberlands and provide the Company flexibility in developing its harvest plans. In October 1999, the Company contributed primarily non-income producing, pre-merchantable pine plantation timberlands for an investment in an affiliate (See Item 13 Certain Relationships and Related Transactions and Note 4 and 10 to the Consolidated Financial Statements).

           During the period from January 1, 1994 through the acquisition of the Klamath Falls Timberlands by the Company, approximately 58% of the logs harvested from the Klamath Falls Timberlands were delivered to a plywood mill owned by Weyerhaeuser at Klamath Falls, Oregon. Similarly, prior to the Ochoco Acquisition, substantially all of the timber harvested from the Ochoco Timberlands was delivered to Ochoco's mills. The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently all of the Company's sales are made to unaffiliated third parties. Concurrent with Company's acquisition of the Klamath Falls Timberlands, the Company arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. The Company entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 million board feet ("MMBF") of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In addition to its sales under the Collins Supply Agreement, the Company sells logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 50 primary conversion facilities located within a 150 mile radius of the Company's Timberlands.

Formation of the Company

           On November 19, 1997, the Master Partnership acquired substantially all of the equity interests in the Company and the business and assets of Old Services (the "Acquisition") and completed its initial public offering (the "MLP Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the Acquisition, Old Services contributed all of its assets, including its timber operations, to U.S. Timberlands Services Company, LLC, a newly formed Delaware limited liability company and the Company's manager (the "Manager" or "New Services"), in exchange for interests therein. Immediately thereafter, Company assumed certain indebtedness (the "Holdings Debt") of U.S. Timberlands Holdings, LLC, an affiliate of the Company ("Holdings"), and the Manager contributed its timber operations to the Company in exchange for a member interest in the Company. Then the Manager contributed all but a 1% member interest in the Company to the Master Partnership exchange for a general partner interest in the Master Partnership, the right to receive Incentive Distributions (as defined in the Glossary of Certain Terms) and 1,387,963 subordinated units representing limited partner interests in the Master Partnership ("Subordinated Units"), and Holdings contributed all of its interest in Company to the Master Partnership in exchange for 2,894,157 Subordinated Units. The Manager then distributed the Subordinated Units to Old Services. Approximately 143,398 Subordinated Units were used by Old Services to redeem interests in Old Services held by certain founding directors of the Manager (the "Founding Directors"). As a result of such transactions, the Company became the Operating Company and the Manager owns an aggregate 2% interest in the Master Partnership and the Company on a combined basis, and the right to receive Incentive Distributions; Old Services owns 1,244,565 Subordinated Units; Holdings owns 2,894,157 Subordinated Units; and the Founding Directors own an aggregate of 143,398 Subordinated Units. The 4,282,120
Subordinated Units owned by Old Services, Holdings and the Founding Directors represent an aggregate 32.6% interest in the Master Partnership. The Common Units and the Subordinated Units are referred to herein collectively as "Units" and the holders of Units are referred to herein as "Unitholders." Concurrent with the closing of the Master Partnership's MLP offering, the Company and its wholly-owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of unsecured senior notes (the "Notes). See "Management's Discussion and Analysis Liquidity and Capital Resources."

           Finance Corp., a Delaware corporation, was formed on August 18, 1997, and is a wholly-owned subsidiary of the Company. Finance Corp. serves as co-obligor for the Notes. It has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations, liquidity and capital resources of Finance Corp. is not presented.

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

           The principal executive offices of the Company and the Manager are located at 625 Madison Avenue, Suite 10-B, New York, New York 10022. The telephone number at such offices is (212) 755-1100.

The Timberlands

Timber Growth

           Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company's older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 160 board feet per acre per annum. The younger Plantations, that presently have little merchantable volume, are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years. This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting high quality seedlings, by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist the growth of the timber. Currently, nearly all of the seedlings planted are grown from superior seed produced in the Company's seed orchard. Management does take action to enhance the growth rate in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

Harvest Plans

           The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size and age class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates which are improving over time as a result of technological, biological and genetic advances that improve forest management practices, expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested or committed to harvest from log, stumpage and timber deed sales 187 million board feet
(MMBF) in 1999 and plans to harvest, or commit to harvest, approximately 160 MMBF in 2000. The Company also intends to sell approximately 29 MMBF through property sales in 2000. Under the current harvest plans, the Company intends to harvest its current Timberlands aggressively over approximately the next eight to ten years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. The Company believes these harvest plans can be achieved; however, since harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. While the Company's debt obligations place certain limitations on the harvest plans, the Company believes that it has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory will decline through 2010 and Ponderosa Pine volume will increase as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long term harvest plans, growth rates and forest inventory levels will be reviewed during 2000 and 2001. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

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

Sales and Markets

           The Company sells its timber through log sales, stumpage sales and deed sales. Under a log sale, the Company identifies a block of timberland that is ready to be harvested and solicits offers from its customers for delivery of logs. After a price and volume have been agreed among the parties, the Company contracts a third party to harvest the acreage and deliver to a roadside site on the Timberlands, where a contracted trucking company picks up the logs and delivers them to the customer. A stumpage sale is similar to a log sale in that the Company solicits offers from its customers for timber on a block of timberland that is ready to be harvested. However, under a stumpage contract, the Company sells the customer the right to harvest the timber, or stumpage, and the customer arranges to harvest and deliver the logs. Under a stumpage contract, revenue recognition occurs as the timber is harvested by the customer, as the Company retains the risk of loss until the timber is harvested. A timber deed sale is similar to a stumpage sale, except revenue recognition occurs when the contract is executed, as the Company passes the risk of loss to the customer when the contract is executed.

         The Company currently sells its sawlogs or stumpage to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. During 1999, sawlogs, stumpage sales and timber deed sales accounted for approximately 55.0%, 2.0% and 42.5%, respectively, of the Company's revenue. Chips, which can be used to make hardboard or pulp, accounted for approximately 0.1% of the Company's revenues in 1999. The market price of chips has historically been volatile, rising and falling with the price of pulp. Sales of seedlings accounted for the remaining 0.4% of the Company's revenues in 1999.

           The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to 25 different customers. Concurrent with the Weyerhaeuser Acquisition, Company arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In 1999, timber sales to Collins, Crown Pacific Partners, Boise Cascade Corporation and Ochoco, combined, accounted for approximately 64% of the Company's revenue. No other single customer accounted for more than 10% of the Company's net revenues for 1999. Collins made its purchases pursuant to the Collins Supply Agreement, while the other purchases were made pursuant to short-term arrangements. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently exceeds the supply and that, therefore, such customers could readily be replaced. There are currently more than 50 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

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

           The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 1.8 BBF of merchantable, good quality timber, approximately 149,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (iv) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

Resource Management

Timber Resource Management

           All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors. The Company's operations involve intensive timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management, all of which are carefully monitored using the Company's GIS. See "Geographic Information System." The Company employs a number of traditional and recently developed harvesting techniques on its lands based on site-specific characteristics and other resource considerations. The topography of the Timberlands allows over 95% of the Timberlands to be harvested using lower-cost mechanical methods as opposed to higher-cost cable systems.

           Harvesting on the Timberlands is conducted using both selective and regeneration harvesting. In selective harvesting, a partial harvest provides merchantable timber and opens up the stand for supplemental growth on the remaining stand. Harvest entries are separated by approximately 5 to 15 years and each entry is prescribed for volume to be removed, spacing to be provided, and diameter limits to be harvested. In regeneration harvesting, which is used to harvest approximately 40% of the Company's timber, all merchantable volume is removed in a single harvest. After an area has been regeneration harvested, the Company employs a reforestation contractor to plant two-year-old seedlings at an optimal density of approximately 350 trees per acre. The Company also attempts to protect and maintain the ecosystem within the Timberlands while providing for a reasonable harvest. For example, the Company typically leaves a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to provide habitats for a variety of wildlife species while enriching the soil for successive generations of trees.

           Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and stocking. The climate, site and soil conditions on the east side of the Cascade Range, for example, permit management to harvest on an optimal rotation, or harvest cycle, of 50 to 60 years. Forest stands are thinned periodically to improve growth and stand quality until harvested. The Company actively utilizes commercial thinning as a timber management practice. Pre-commercial thinning, which occurs only in the Plantation stands, is utilized when the timber harvested is not merchantable. The Company believes that such thinning improves the overall productivity of the Timberlands by enhancing the growth of the remaining trees. Occasionally, revenues are generated from pre-merchantable thinning due to strong markets for wood chips.

           The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 60% of the Company's harvested land. Approximately 27% of the Timberlands acreage currently consist of Plantations. The Company expects to convert approximately 3,000 to 8,000 acres of natural stands to Plantations annually. During 1999, the Company planted approximately 2.2 million seedlings. Similar planting levels are expected for 2000. The Company uses seedlings from its nursery (representing approximately 90% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhauser in 1973. The seed orchard produces seed from trees selected because they were the best genotype in their respective environments.

Geographic Information System ("GIS")

           The GIS is a computer software program that the Company acquired from Weyerhaeuser as part of the Klamath Falls Acquisition. The GIS data, which has been compiled over a period of at least five years, includes detailed topographical field maps for every stand within the Timberlands including data for the Ochoco Timberlands, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each stand. Using the data in the GIS, the Company can use a computer model to "grow" the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its Timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. The GIS has been be used to the Company's advantage to evaluate potential acquisition opportunities.

Federal and State Regulation

Endangered Species

           The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, Columbian white-tail deer, mountain caribou, grizzly bear, bald eagle and various anadromous fish species. Currently, the Company has identified several spotted owl and bald eagle nesting areas affecting the Timberlands and the presence of bull trout in certain of its streams, which may affect harvesting on approximately 26,000 acres.

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

           Based on the latest survey available to the Company, there were approximately 68 bald eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites. Due in part to efforts of the Company and its Predecessor, the bald eagle is expected to be removed from the endangered species list in July, 2000.

           In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to
(i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in July 1999, and identified approximately 28 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located on the Klamath Falls Timberlands.

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

Timberlands

           The operation of the Timberlands is subject to specialized statutes and regulations in the State of Oregon, which has enacted laws which regulate forestry operations, including the Forest Practices Act, which addresses many growing, harvesting and processing activities on forest lands. Among other requirements, these laws restrict the size and spacing of regeneration harvest units, and impose certain reforestation obligations on the owners of forest lands. The State of Oregon requires a company to provide prior notification before beginning harvesting activity. The Forest Practices Act and other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities. The Company believes it is in substantial compliance with these regulations.

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

Employees

           As of March 15, 2000, the Company had 32 salaried employees, including employees of the Manager that manage the business of the Company. The employees of the Timberlands are not unionized, and the Company believes that its employee relations are good. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

Item 2.  Properties

Timber Inventory

           The Company currently owns and manages approximately 561,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 2000 to be approximately 1.8 BBF in Oregon east of the Cascade Range. The Timberlands include substantial holdings of merchantable, good-quality timber. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of premium species of softwood, consisting of Ponderosa Pine and Douglas fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable and adequate for current operations.

           The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 149,000 acres of the 561,000 acre total consist of actively managed pine Plantations with stands ranging in age from one to 38 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 77%) and Lodgepole Pine (approximately 23%). Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. However, initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next five years.
See "The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

           The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volumes are based on information developed by Company personnel. As of January 1, 2000, the total timber inventory amounted to 1.8 BBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (860.2 (47%)), Lodgepole Pine (317.7 (18%)), White Fir (349.5 (19%)), Douglas fir (238.7 (13%)) and other species (54.3 (3%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

           The Company's Timberlands are diversified by species mix and, to a lesser extent, by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 2000, approximately 453 MMBF, or 25%, of the merchantable timber had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

           The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 2000, the Plantations totaled 149,000 acres. Of the total acreage, 57,000 acres range from 1 to 15 years of age, 82,000 acres range from 16 to 25 years of age, and 10,000 acres are 26 years of age or older.

Item 3.  Legal Proceedings

           There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of Company.

Item 4.  Submission of Matters to a Vote of Security Holders

           There were no matters submitted to a vote of the Company's members or the Master Partnership's Unitholders during the fourth quarter of 1999.

                                  PART II

Item 5.  Market for Registrant's Common Units and Related Security Holder
         Matters

         In connection with the consummation of the Transactions, a 98.9899% member interest in the Company was issued to the Master Partnership and 1.0101% member interest was issued to the Manager. There is no public trading market for the Company's equity securities. The Company distributes all of its Available Cash on a quarterly basis.

                 The Company made its first cash distribution to the Master Partnership for distribution to holders of the Common Units and the Subordinated Units on May 15, 1998, of $0.73, representing the sum of $0.50, the Minimum Quarterly Distribution (as defined in the Master Partnership Agreement) for the first quarter of 1998, plus $0.23, the pro rata portion of the Minimum Quarterly Distribution for the period from November 19, 1997 through December 31, 1997.
The Company made distributions to the Master Partnership for the Minimum Quarterly Distributions of $0.50 per Unit for the second, third and fourth quarters of 1998 on August 14, 1998, November 13, 1998 and February 12, 1999, respectively. During 1999, the Company also made the Minimum Quarterly Distributions of $0.50 per Unit for the first, second, third and fourth quarters on February 12, 1999, August 13, 1999, November 15, 1999, and February 14, 2000, respectively.

Item 6.  Selected Financial Data

                                                       U.S. Timberlands (1)                          Predecessor (1)
                                                  ------------------------------     -----------------------------------------------

                                                                                      August 30, 1996      January 1,
                                                                                          through           through
                                                                                        December 31,      August 29,
                                                  1999        1998         1997            1996              1996           1995
                                                  ----        ----         ----            ----              ----           ----
CASH FLOWS AND OTHER DATA      (IN MILLIONS):
Modified EBITDDA (6).....................       $ 50.9      $ 44.2       $ 53.3           $ (1.4)            $ 3.6          $ 12.5
Additions to timber and timberlands (3)            1.0         0.6        111.6            283.6               0.5             1.0
Cash flow from (used in) operating
   activities ...........................         25.5        18.5         26.3             (3.0)              5.5            11.8
Cash flow from (used in) investing
   activities............................         (1.3)       (0.6)      (101.6)          (291.5)             (0.5)           (1.9)
Cash flow from (used in) financing
   activities............................        (26.2)      (23.7)        69.3            311.0              (5.1)          (10.0)

OPERATING STATEMENT DATA     (IN MILLIONS)
Revenues (2)(3)..........................         77.0        71.3         77.3             14.0              15.6            31.7
Depreciation, depletion and road
   amortization (2)(3)...................         23.3        21.9         17.3              3.3               0.9             1.5
Cost of timber and property sales  (2)(3)         --           5.9          8.7             --                --              --

Operating income (loss) (2)(3)...........         27.5        16.3         27.3             (4.8)              2.7            11.1
Income (loss) before extraordinary
   items (4) ............................          6.7        (6.4)        (1.4)           (13.0)              2.7            11.6
Extraordinary items, losses on
   extinguishment of debt (5) ...........         --          --            9.3             --                --              --
Net income (loss)........................          6.7        (6.4)       (10.7)           (13.0)              2.7            11.6

BALANCE SHEET DATA (AT
   PERIOD END, IN MILLIONS):
Working capital .........................          2.4         1.4          1.8             21.5               0.5             1.3
Total assets (3) ........................        327.9       350.7        385.2            310.2              27.8            30.9
Long-term debt (7).......................        225.0       225.0        225.0            305.0              --              --
Equity (deficit) (8).....................         98.4       118.0        147.1             (2.9)             27.8            29.2

OPERATING DATA (UNAUDITED):
Log, stumpage and timber deed sales
   volumes (MMBF) (2)(3).................        187.3       144.5        138.9             30.2              32.8            63.8
Property sales volumes (MMBF) (2)........         --          26.6         41.5             --                --              --

 (1) Due to the Weyerhaeuser Acquisition on August 30, 1996, the financial and operating data after August 30, 1996 are not comparable to financial and operating data of the Predecessor. In 1996, the Company and Old Services were formed and subsequently entered into the agreement to consummate the Weyerhaeuser Acquisition. As legal entities, the Company and Old Services were not consolidated. However, due to common ownership and management, the financial statements of the Company and Old Services prior to the Transactions have been presented on a combined basis.
 (2) Revenues in 1999 consist of $76.6 million of log, stumpage and deed sales and $0.4 million of by-products and other sales. Revenues in 1998 consist of $63.6 million of log and stumpage sales, $6.3 million of timber and property sales and $1.4 million of by-products and other sales. Revenues in 1997 consist of $60.4 million of log and stumpage sales, $15.2 million of timber and property sales and $1.7 million of by-products and other sales. Revenues prior to 1997 consist primarily of log sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) See acquisition of Ochoco Timberlands in July 1997 in Note 2 of the Notes to Financial Statements. In August 1996, the Company acquired the Klamath Falls Timberlands for $283.5 million from Weyerhaeuser.
(4) See effect of interest expense and amortization of deferred financing fees and debt guarantee fees in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) See effect of debt extinguishment in Note 8 of the Notes to Financial Statements.
(6) Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. Modified EBITDDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. Modified EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, Modified EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated prior to debt service obligations and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) See discussion of long-term debt at Note 8 of the Notes to Financial Statements.
(8) The Weyerhaeuser Acquisition in August of 1996 was accounted for as a purchase. Therefore, the financial statements as of and for the periods ending prior to the date of the Weyerhaeuser Acquisition are accounted for under the pre-Weyerhaeuser Acquisition basis of accounting. Because the Klamath Timberlands did not legally exist as a stand-alone entity, there are no separate meaningful equity accounts of the Predecessor prior to the Weyerhaeuser Acquisition.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

           Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. The results of the Company's operations and its ability to pay quarterly distributions to the Master Partnership depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

General

           The Company's primary business is the growing and harvesting of timber (see Item 1. Business).

           The Company's results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

Supply and Demand Factors

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

           In response to an increase in timber prices in the early 1990s, imports of logs and lumber from abroad (from countries such as Canada and New Zealand) increased. These imports, however, only partially offset the lost volume of timber from public timberlands and did not replace the mature, high-quality timber found in greater quantities on public timberlands. Since 1993, log imports have decreased and their current impact on timber prices is minimal. However, pine lumber imports almost doubled in the same period.

Demand

           Changes in general economic and demographic factors, including the strength of the economy and interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. United States housing starts for 1999 were at the highest level since 1986. Because of the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in terms of the demand for lumber and commodity wood products and have dampened the wide fluctuations that occurred when new housing starts were the primary factor. A large portion of the Company's property consists of Pine species, which are used in the finishing market, for molding trim, doors and windows. This market is more affected by repair and remodeling than new housing construction. Prices for these species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. Domestic markets have absorbed the increasing quantities of imported Radiata Pine lumber, and the result has been relatively stable pricing for Ponderosa pine lumber. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricts the availability of Canadian softwood lumber in the United States. The Company believes that this agreement has not had a material impact on the price or demand for logs in the United States although its long-term effect is uncertain.

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

Current Market Conditions

         Log prices in the Northwest generally improved in 1999 as compared to 1998 due to the robust United States economy and supply and demand factors.

           In 1999 the United States economy continued to enjoy economic expansion. Low mortgage interest rates created favorable conditions for new home construction, home repair and remodeling, and industrial and other construction, which strengthened the demand for finished lumber and plywood products, resulting in increased demand for the Company's logs and timber.

           The supply of logs in the Pacific Northwest continued to tighten in 1999 due to increased export activity due to a gradual recovery of Asian markets; the reduction of Canadian deliveries due to an agreement between the United States and Canada signed in 1996 restricting the availability of Canadian softwood lumber in the United States; weather conditions and continued legal and governmental pressures on the availability of timber on public timberlands. The gradual recovery of Asian markets has led to an increased level of log exports, reducing the supply of logs available to domestic markets. Dry weather conditions during 1999 created extreme fire conditions, resulting in reduced wood deliveries for most of the summer. In late 1999, a U.S. District Court judge issued an injunction against the U.S. Forest Service (USFS), requiring the USFS to put on hold planned timber sales totaling 217 million board feet. The supply from public timberlands was further threatened in the fall of 1999 when the Clinton administration presented an initiative that would more than double the approximately 35 million acres of federal lands that are already protected as wilderness.

         Strong economic factors combined with increasing demand and decreasing supply resulted in strong prices for finished wood products. Composite indices for commodity lumber and plywood prices were 15% - 25% higher in 1999 as compared to 1998.

           The combination of the declining log supply and increased demand for finished wood products, generally pushed log prices higher in 1999 as compared to 1998. During 1999, the Company's average delivered log price for Ponderosa Pine was consistent with 1998. The Company's average delivered log prices for Lodgepole Pine, Douglas Fir, and White Fir, however, were higher in 1999 than in 1998 by 7%, 4% and 6%, respectively.

Results of Operations

           The following table sets fourth sales volume for each of 1999, 1998 and 1997 from the sale of logs, stumpage and timber deeds by thousand board feet ("MBF") and price per thousand board feet and the sales of property.


                                        Sales Volume (MBF)                      Price Realization ($ Per MBF)
                                    ------------------------------------     --------------------------------


                                                           Timber                                     Timber       Timberland
Period                            Logs      Stumpage       Deeds           Logs      Stumpage         Deeds       Sales ($000)
------                            ----      --------       -----           ----      --------         -----       ------------
    1999
Year ended 12/31                  97,170       3,645      86,463          $ 436      $ 419           $ 379             --
4th Quarter                       30,790         980      16,209          $ 432      $ 391           $ 351             --
3rd Quarter                       39,008         744      25,597          $ 444      $ 404           $ 334             --
2nd Quarter                       15,376          --      26,898          $ 455         --           $ 484             --
1st Quarter                       11,996       1,921      17,759          $ 395      $ 440           $ 308             --

    1998
Year ended 12/31                  93,557      50,894          --          $ 420      $ 479              --        $ 6,276
4th Quarter                       24,299      23,787          --          $ 396      $ 441              --             --
3rd Quarter                       29,017      22,617          --          $ 431      $ 511              --             --
2nd Quarter                       23,832       2,506          --          $ 432      $ 570              --        $ 6,276
1st Quarter                       16,409       1,984          --          $ 418      $ 447              --             --

    1997
Year ended 12/31                  97,749      30,189      11,045          $ 446      $ 556           $ 315       $ 11,760
4th Quarter                       27,415      17,830          --          $ 487      $ 576              --       $ 11,760
3rd Quarter                       25,867      10,056          --          $ 436      $ 569              --             --
2nd Quarter                       23,094       2,303          --          $ 441      $ 350              --             --
1st Quarter                       21,373          --      11,045          $ 413         --            $315             --



Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

           Revenues. Revenues increased $5.7 million, or 8.0%, from $71.3 million in 1998 to $77.0 million in 1999. The increase is primarily attributable to an increase in timber deed sales of $32.8 million and a $3.0 million increase in log sales, partially offset by a $22.8 million reduction in stumpage sales, a $1.0 million decrease in by-products and other revenues and the fact that the Company had no land sales in 1999 compared to approximately $6.3 million in land sales in 1998. To meet its working capital requirements, the Company harvested and sold logs and stumpage in 1999 at rates in excess of both 1998 levels and the estimated current annual board footage growth on the timberlands.

           Timber deed sales for 1999 were $32.8 million on volumes of 86,463 MBF, compared to no timber deed revenue for 1998.

           Log sales for 1999 were $42.3 million on volumes of 97,170 MBF, compared to log sales of $39.3 million on volumes of 93,557 MBF in 1998. The average log sales price per MBF for 1999 was $436 compared to an average log sales price per MBF of $420 for 1998, a 3.8% increase, reflecting stronger markets, primarily for White Fir and Douglas Fir logs.

           Stumpage sales for 1999 were $1.5 million on volumes of 3,645 MBF, compared with stumpage sales of $24.4 million on volumes on 50,894 MBF in 1998. The average stumpage sales price per MBF for 1999 was $419 compared to an average stumpage sales price per MBF of $479 for 1998, a 12.5% reduction. The decrease in average stumpage sales prices from 1998 to 1999 was primarily due to a reduction in the grade of timber harvested from the Ochoco Timberlands. The overall reduction in stumpage sales volume is due to the increased use of timber deed sales in 1999.

           The Company had no revenue from timber and property sales during 1999 as compared to approximately $6.3 million in planned timber and property sales during 1998.

           Gross Profit. Gross profit increased by $9.8 million from $26.8 million in 1998 to $36.6 million in 1999 and gross margin increased from 37.6% in 1998 to 47.6% in 1999. The increase in gross margin was primarily from three factors. First, the Company's normal annual review of its standing timber inventory and depletion rate during the first quarter of 1999 resulted in a reduction of the Company's depletion rate, and a savings of approximately $4.9 million in 1999. Also, the Company did not have any land sales during 1999, which have typically resulted in lower margins than log, stumpage and deed sales. In addition to the above items, the Company benefited from an overall increase in log prices during 1999.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.0 million from $10.5 million in 1998 to $8.5 million in 1999. This expense also decreased as a percentage of net sales from 14.7% in 1998 to 11.0% in 1999. The decrease was primarily attributable to one-time expenses of $1.7 million related to severance costs and the repurchase of member interests in the Manager that were incurred during the first and fourth quarters of 1998, combined with the provision in 1998 for the closure of the Seattle office.

           Interest Expense. Interest expense for 1999 was $21.9 million as compared to $22.2 million for 1998, representing a $0.3 million or 1.4% reduction. Interest expense for both 1999 and 1998 was incurred primarily on the $225.0 million of Notes issued in the November 1997 Public Note Offering. The slight decrease in interest expense in 1999 can be attributed to a reduced level of borrowing against the available revolving credit facilities during 1999 as compared to 1998.

           Interest Income. Interest income for 1999 was $0.6 million, an increase of $0.1 million or 20.0% from interest income for 1998 of $0.5 million. The increase is primarily attributable to imputed interest from deed sales with a term of more than one year. Imputed interest income from deed sales was approximately $0.3 million in 1999. The increase in interest from timber deed sales was partially offset by a reduction in the cash and cash equivalents available in 1999 compared to 1998.

           Other Income (Expense), net. Other income, net, was $1.1 million for 1999 compared to other expense, net, of $0.3 million for 1998, representing an increase to income of $1.4 million. The increase is primarily attributable to a mark-to-market gain on an interest rate collar of approximately $1.0 million during 1999. In addition, revenues from land use management operations such as grazing permits increased in 1999.

           Cash Flow From Operations. During 1999, cash flow from operations increased $7.0 million or 37.8% primarily as a result of increased gross margins and a reduction of selling, general and administrative expenses, offset partially by decreased proceeds from timber and property sales, increase in balance of notes receivable and a decrease in accrued liabilities.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

           Revenues. Revenues were $71.3 million in 1998, a decrease of $6.0 million or 7.8% from revenues of $77.3 million in 1997. This decrease was primarily attributable to a $9.0 million reduction in timber and property sales, a $4.3 million reduction in log sales and a $0.2 million reduction in by-products and other revenues, partially offset by a $7.6 million increase in revenues from stumpage sales. To meet its working capital requirements, the Company harvested and sold logs and stumpage in 1998 at rates in excess of both 1997 levels and the estimated current annual board footage growth on the timberlands.

           Revenue from planned timber and property sales decreased to $6.2 million in 1998 from $15.2 million during 1997, representing a $9.0 million or 59.2% reduction. The significant reduction was due to a decrease in the volume contained in the 1998 timber and property sales of 26,600 MBF as compared to 52,600 MBF in 1997.

           Log sales for 1998 were $39.3 million on volumes of 93,557 MBF, compared to log sales of $43.6 million on volumes of 97,749 MBF in 1997. The average log sales price per MBF for 1998 was $420 compared to an average log sales price per MBF of $446 for 1997, a 5.8% reduction, reflecting weaker markets, primarily for Ponderosa Pine logs.

           Stumpage sales for 1998 were $24.4 million on volumes of 50,894 MBF, compared with stumpage sales of $16.8 million on volumes of 30,189 MBF in 1997. The average stumpage sales price per MBF for 1998 was $479 compared to an average stumpage sales price per MBF of $556 for 1997, a 13.8% reduction. The decrease in average stumpage sales prices from 1997 to 1998 was primarily due to a reduction in the grade of timber harvested from the Ochoco Timberlands.

           In addition, the Company entered into six stumpage contracts in 1998 for an aggregate estimated revenue of $5.5 million and 16,700 MBF. The revenue from these six contracts was recognized in 1999.

         Gross profit. Gross profit decreased by $6.7 million from $33.5 million in 1997 to $26.8 million in 1998 and the gross margin decreased from 43.3% in 1997 to 37.6% in 1998. The decrease is primarily attributable to a lower margin on timber and property sales in 1998 of 5.7% compared to 42.6% in 1997 combined with an increase in depletion, depreciation and amortization expense during 1998 of $4.6 million from 1997.

           Depletion, depreciation and amortization expense was $21.9 million in 1998, a $4.6 million or 26.6% increase over $17.3 million in 1997. This increase was primarily attributable to a net increase in log and stumpage sales volumes and an increase in the Company's depletion rate per MBF, which resulted from the Ochoco Timberlands acquisition in July 1997.

           Selling, General and Administrative Expenses . Selling, general and administrative expenses were $10.5 million for 1998, an increase of $4.2 million or 66.7% over comparable expenses of $6.3 million in 1997. The increase in selling, general and administrative expenses was primarily attributable to one-time expenses of $1.7 million related to severance costs and the repurchase of member interests in the Manager that were incurred in the first and fourth quarters of 1998, combined with increased costs associated with operating as a publicly traded company, and implementing the Company's strategy to pursue accretive acquisitions of timberland.

           Interest Expense. Interest expense for 1998 was $22.2 million as compared to $25.3 million for 1997, representing a $3.1 million or 12.3% reduction. 1998 interest expense was incurred primarily on the $225.0 million of Notes issued in the November 1997 Public Note Offering. 1997 interest expense related primarily to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition on August 30, 1996 and $110.0 million of incremental debt incurred in connection with the Ochoco Acquisition on July 15, 1997. The reduction in interest expense is primarily attributable to the use of a substantial portion of the proceeds from the Company's Initial Offering completed on November 19, 1997, to retire outstanding debt.

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

           Interest Income. Interest income for 1998 was $0.5 million, a decrease of $1.0 million or 66.7% from interest income for 1997 of $1.5 million. The reduction in interest income is primarily attributable to the reduction in the cash and cash equivalents available in 1998 compared to 1997.

           Other expense, net. Other expense, net was $0.3 million for 1998 compared to $0.6 million for 1997, representing a reduction of $0.3 million or 50.0%.

           Extraordinary Items. During 1997 the Company refinanced certain long-term borrowings resulting in extraordinary losses on extinguishment of debt of $9.3 million due to the write-off of existing unamortized deferred financing fees and other related fees.

           Cash Flow From Operations. During 1998, cash flow from operations decreased $7.7 million or 29.3% primarily as a result of decreased proceeds from timber and property sales, an increase in selling, general and administrative expenses and a decrease of advance payments on stumpage sales contracts.


Liquidity and Capital Resources

           Effective November 19, 1997, the Master Partnership completed its MLP Offering of 8,577,487 Common Units (including Common Units issued upon the exercise by the underwriter's of their over-allotment option in December 1997). Net proceeds from the MLP Offering were $163.2 million. In addition, the Company issued $225.0 million of Notes in the Public Notes Offering. The proceeds from the MLP Offering and the Public Notes Offering were primarily utilized to retire all outstanding borrowings under the revolving credit facility and $330.0 million of term debt. For purposes of this discussion, these transactions are hereafter referred to as the "Transactions." As of December 31, 1999, the Company had a cash balance of $2.8 million and $2.4 million of working capital.

           Operating Activities. Cash flows provided by operating activities in 1999 were $25.5 million, as compared to cash flows provided by operating activities of $18.5 million in 1998. The $7.0 million increase in cash flows provided by operating activities was primarily due to a $12.9 million increase in net income offset by a $3.5 million increase in notes receivable related to timber deed sales and the addback of non-cash operating items.

           Investing Activities. Cash flows used by investing activities were $1.3 million in 1999, as compared to cash flows used by investing activities of $0.6 million during 1998. The increase is primarily attributable to a $0.3 million increase in the amount invested in timber and road additions during 1999 compared to 1998 as well as a $0.3 million investment in affiliate that was made during 1999.

           Financing Activities. Cash flows used in financing activities were $26.2 million in 1999, as compared to cash flows used by financing activities of $23.7 million during 1998. During 1999, the Company paid $26.2 million in distributions to the Master Partnership for distributions to the unitholders and minority interest. During 1998, the Company paid $22.7 million to the Master Partnership for distributions to the unitholders and minority interest and paid $1.0 million to an affiliate for redemption of a certain member's interest.

Notes

           On November 14, 1997,  the Company  issued $225.0  million  aggregate principal amount of Notes (the "Notes") representing unsecured general obligations of the Company which bear interest at 9 5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes will not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Company in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date. In addition, at any time on or prior to November 15, 2000, the Company, at its option, may redeem the Notes with the net cash proceeds of a Common Units offering or other equity interests of the Master Partnership, at 109.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

           The indenture governing the Notes (the "Indenture") contains various affirmative and restrictive covenants applicable to the Company and its subsidiaries, including limitations on the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Master Partnership, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Master Partnership, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations or engage in a different line of business. Under the Indenture, the Company will be permitted to make cash distributions to the Master Partnership so long as no default or event of default exists or would exist upon making such distribution (a) if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or
(b) if the Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount after the closing of this offering not to exceed (i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Units) received by the Master Partnership. The Company was in compliance with these covenants at December 31, 1999 and 1998.

Affiliate Credit Facility

           During the second quarter of 1999, the Company replaced an existing bank credit facility through a credit agreement with an affiliate of the Manager ("Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The Affiliate Credit Facility will expire on June 30, 2000. At that time, amounts borrowed will be due and payable. As of December 31, 1999 there were no outstanding borrowings under the Affiliate Credit Facility. The Company's intent is to replace the Affiliate Credit Facility with a bank facility sometime during the first half of 2000. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to use investment and commercial banks to raise funds for acquisitions.

           Under the Affiliate Credit Facility, so long as no Event of Default (as defined in the Affiliate Credit Facility) exists or would result, the Company will be permitted to make quarterly cash distributions to the Master Partnership in an amount not to exceed Available Cash (as defined in the Affiliate Credit Facility) in the preceding quarterly period.

Capital Expenditures/Cash Distributions

           Capital expenditures in 1999 totaled $1.0 million. Capital expenditures incurred were mainly in the nature of land management/silvicultural expenses, miscellaneous equipment and computer hardware and software. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be significant and will consist mainly of land management/silvicultural expenditures. It is currently anticipated that the Company will not maintain significant log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.7 million in 2000. Capital expenditures will consist primarily of capitalized silvicultural costs and miscellaneous equipment purchases.

           Cash  required  to  meet  the  Company's   debt  service  and  Master
Partnership's quarterly cash distributions will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The Manager expects that the debt service and quarterly cash distributions will be funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels may be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.

Effects of Inflation

           Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Year 2000 Compliance

         The Company has completed its Year 2000 readiness work and did not experience disruption in its business related to the Year 2000 Issue. In addition to internally assessing its systems and business for Year 2000, the Company contacted all major external third parties that provide products and services to the Company to assess their readiness for Year 2000. The Company made certain investments in systems, applications and products to address the Year 2000 Issue. The Company did not, however, track internal resources dedicated to the resolution of the Year 2000 Issue and therefor, is unable to quantify internal costs incurred to date that are associated with the Year 2000 Issue. The Company believes that direct and indirect expenditures to address the Year 2000 were immaterial to the Company's operations. To date, the Company has not experienced any significant, known Year 2000 issues and has been informed by material third parties that they have also not experienced material Year 2000 issues. The Company will continue to monitor any on-going Year 2000 issues.

SFAS No. 133

           In June of 1998, the financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting for derivative instruments and hedging activities. The statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999 but has been delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement 133". SFAS No. 137 delays the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Consistent with SFAS No. 137, the Company will adopt SFAS No. 133 as of January 1, 2001. The Company believes that the adoption of this statement will not have a material impact on its financial statements; however, its effect, if any, will depend on the Company's exposure to derivative instruments at the time of adoption and thereafter.

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

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

           The Manager manages and operates the activities of the Company. As is commonly the case with publicly traded limited partnerships, the Company does not directly employ any of the persons responsible for managing or operating the Company.

           In January 1999, the Manager appointed William A. Wyman and Alan B. Abramson, two members of the Manager's Board of Directors who are neither officers, employees or security holders of the Manager nor directors, officers, or employees of any affiliate of the Manager, to serve on the Manager's Conflicts Committee. The Conflicts Committee has the authority to review specific matters as to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Manager is fair and reasonable to the Company. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Company, approved by all partners of the Company and not a breach by the Manager or its Board of Directors of any duties they may owe the Company or the Unitholders. The Board of Directors also has an audit committee (the "Audit Committee") composed of the two independent directors as well as George R. Hornig, which reviews the external financial reporting of the Company, recommends engagement of the Company's independent public accountants and reviews the Company's procedures for internal auditing and the adequacy of the Company's internal accounting controls. The Board of Directors also has a compensation committee (the "Compensation Committee"), consisting of five directors, including the two independent directors, which determines the compensation of the officers of the Manager and administers its employee benefit plans. In addition, the Board of Directors has a Long-Term Incentive Plan Committee (the "LTIP Committee"), which consists of four directors, including the two independent directors, which acts with respect to the Company's Long-Term Incentive Plan.

Directors, Executive Officers and Key Employees of the Manager

           The following table sets forth certain information with respect to the members of the Board of Directors of the Manager, its executive officers and certain key employees. Executive officers and directors are elected for one-year terms.

             Name                      Age                            Position with Manager
             ----                      ---                            ---------------------

John M. Rudey                          56        Chairman, Chief Executive Officer, President and Director (1)

Aubrey L. Cole                         76        Director (2)

George R. Hornig                       45        Director (3)

William A. Wyman                       61        Director (4)

Alan B. Abramson                       54        Director (5)

Robert F. Wright                       74        Director (6)

Greg G. Byrne                          39        Vice President and Chief Financial Officer

Martin Lugus                           59        Vice President, Timberland Operations

Toby A. Luther                         26        Corporate Controller, Western Operations

Walter L. Barnes                       57        Assistant Vice President, Harvesting

Robert A. Broadhead                    48        Assistant Vice President, Marketing

Kurt A. Muller                         41        Assistant Vice President, Planning

Christopher J. Sokol                   50        Assistant Vice President, Forestry
---------------------

  (1)      Member of the Executive (Chairman), Nominating (Chairman), Finance and Compensation Committees.
  (2)      Member of the Compensation and LTIP Committees.
  (3)      Member of the Executive, Audit, Finance (Chairman) and Compensation Committees.
  (4)      Member of the Audit (Chairman), Conflicts (Chairman), Compensation and LTIP Committees.
  (5)      Member of the Audit, Conflicts, Compensation (Chairman) and LTIP Committees.
  (6)      Member of the Nominating, Finance and LTIP (Chairman) Committees.


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

           George R. Hornig serves as a Director of the Manager. Since 1999, Mr. Hornig has been Managing Director of Credit Suisse First Boston's Private Equity Division. From 1993 to 1999, Mr. Hornig was an Executive Vice President of Deutsche Bank Americas Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated predecessor entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin & Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig is also a director of SL Industries, Inc. and Forrester Research, Inc.

           William A. Wyman serves as a Director of the Manager, having been elected to the Board in January, 1999. Mr. Wyman is a former President of the Management Consulting Group of Booz, Allen & Hamilton. Mr. Wyman joined Booz Allen in 1965, where, until 1984, he counseled a variety of service, natural resources and manufacturing companies on projects concerning strategic profit improvement and management organization. Mr. Wyman has served as a director of Donaldson, Lufkin & Jenrette, Belvedere Reinsurance, and SS&C Technologies

           Alan B. Abramson serves as a Director of the Manager, having been elected to the Board in January, 1999. Mr. Abramson is the President of Abramson Brothers Incorporated, a real-estate management and investment firm, where he has been employed since 1972. He serves as a Director of Datascope, Inc., a medical technology company.

           Robert F. Wright serves as a Director of the Manager. Since 1988, Mr. Wright has served as President and Chief Executive Officer of Robert F. Wright Associates, Inc., a firm making strategic investments and providing business consulting services. Previously, Mr. Wright spent 40 years, 28 years as a partner, at Arthur Andersen & Co. Mr. Wright is a director of the following companies: Hanover Direct Inc. (a catalog marketer), Reliance Standard Life Insurance Co. and affiliates (life insurance companies), The Navigators Group Inc. (a property insurance company), Deotexas Inc. (a development stage company), Universal American Financial Corp. (an insurance company), Quadlogic Controls Corp. (a meter manufacturer) and G.V.A. Williams Real Estate Co., Inc. (a real estate company).

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

             Toby A. Luther serves as the Corporate Controller - Western Operations of the Manager, responsible for all accounting functions. Prior to joining the Manager in 1999, Mr. Luther was an accountant with PricewaterhouseCoopers.

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

           Kurt A. Muller serves as Assistant Vice President - Planning of the Manager, responsible for all harvest planning, as well as operating and developing the inventory and GIS systems. From 1982 to 1989, Mr. Muller was President of Woodland Consulting Services, Inc., during which time he gained additional experience in contracting forestry operations and forestland management as District Forester. Mr. Muller was employed by Weyerhaeuser for eight years.

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

Compliance with Section 16(a) of the Exchange Act

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Manager's officers and directors, and persons who own more than 10% of a registered class of equity securities of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Officers, directors and greater than ten percent securityholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

             Based on its review of the copies of such forms received by it, or written representations regarding ownership of the Company's securities, the Company believes that during the fiscal year 1999, all filings required were properly made.

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

             The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the Manager's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") for services rendered during the fiscal year ended December 31, 1999:


                           SUMMARY COMPENSATION TABLE


                                                                                                  Long-Term
                                                  Annual                                         Compensation
                                                 Compensation                                       Awards
                                                 ------------                                       ------

                                    Fiscal                                                  Securities Underlying       All Other
Name and Principal Position          Year       Salary($)         Bonus($)      Other($)       Options/SARs(#)         Compensation
---------------------------          ----       ---------         --------      --------       ---------------         ------------
John M. Rudey                         1999       450,000           225,000            --               50,000              --
    Chairman and                      1998       300,000           150,000            --                   --              --
    Chief Executive Officer           1997       450,000                --            --           107,218(2)              --

Glenn A. Zane (1)                     1999       267,738(1)         70,000(1)         --                   --              --
    Acting Senior Vice President &    1998            --                --            --                   --              --
    Acting Director of Operations     1997            --                --            --                   --              --


Greg G. Byrne                         1999       150,000            90,000         9,901               50,000              --
    Vice President and                1998            --                --            --                   --              --
    Chief Financial Officer           1997            --                --            --                   --              --

Martin Lugus                          1999       120,000            35,000         4,437                   --              --
    Vice President - Timberland       1998       101,521            24,625         3,767                   --              --
                                      1997        88,500             3,000         3,638            64,331(2)              --

Walter L. Barnes                      1999        95,000            23,750         1,664                   --              --
    Assistant Vice President          1998        80,000            20,150         1,220                   --              --
    - Harvesting                      1997        74,000             3,000         1,156            34,310(2)              --
----------------------

(1) Represents amounts paid to Mason, Bruce, & Girard for Mr. Zane's services under a consulting agreement between the Company and Mason, Bruce & Girard. Subsequent to year-end, Mr. Zane resigned as an acting officer, but he continues to serve the Company as a consultant.
(2)        Options granted in 1997 were repriced on December 14, 1998.

Long-Term Incentive Plan

             The Manager has adopted the U.S. Timberlands Company, LP Amended and Restated 1997 Long-Term Incentive Plan (the "Long-Term Incentive Plan") for key employees and directors of the Manager and its affiliates. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan, which is filed as an exhibit to the Company's Form S-1 Registration Statement. The Long-Term Incentive Plan consists of two components, a unit option plan (the "Unit Option Plan") and a restricted unit plan (the "Restricted Unit Plan"). The Long-Term Incentive Plan currently permits the grant of Unit Options and Restricted Units covering an aggregate of 857,748 Common Units.

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

             The following table sets forth certain information with respect to Unit Options granted to the named executive officers during the fiscal year 1999:

                                             LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR
                                             -----------------------------------------------------

                                                                                                            Performance or Other
                                                                                                            Period Until
                                                                                                            Maturation
                                 Name                                          Number of Unit Options          or Payout (1)
                                 ----                                          ----------------------          -------------


John M. Rudey .......................................................                  50,000                     1 year

Greg G. Byrne .......................................................                  50,000                     1 year



(1) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.

           The following table sets forth certain information with respect to option grants to the named executive officers during fiscal 1999:

                                             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                        Potential Realizable Value
                                                                                                         at Assumed Annual Rates
                                Number of                                                                 of Stock Appreciation
                               Securities            % of Total                                            for Option Term (2)
                               Underlying       Options/SARs Granted    Exercise or                        --------------------
                              Options/SARs          to Employees         Base Price      Expiration

Name                             Granted         during Fiscal Year      ($/Sh) (1)         Date          10%              5%
----                             -------         ------------------      ------             ----          ---              --

John M. Rudey ............      50,000               14.6%             $13.375           01/01/09       $475,039        $1,239,272

Greg G. Byrne ............      50,000               14.6%             $14.000           02/01/09       $497,238        $1,297,182


(1) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.

(2) A ten year period (the maximum length of the Unit Option term) was used for compounding purposes in the above calculations.

           The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 1999:

                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                              FISCAL YEAR ENDED OPTION/SAR VALUES


                                                                   Number of Securities
                                                                  Underlying/Unexercised             Value of Unexercised
                                                                      Option/SARs at             In-the-Money Options/SARs at
                                                                    December 31, 1999                 December 31, 1999
                                                                    -----------------                 -----------------
                     Shares Acquired
                       on Exercise         Value Realized       Exercisable  Unexercisable        Exercisable    Unexercisable
                       -----------         --------------       -----------  -------------        -----------    -------------

John M. Rudey              ---                  $---                ---           157,218           $---            N/A(1)

Glenn A. Zane (2)          ---                  $---                ---             ---             $---            N/A

Greg G. Byrne              ---                  $---                ---            50,000           $---            N/A(1)

Martin Lugus               ---                  $---                ---            64,331           $---            N/A(1)

Walter L. Barnes           ---                  $---                ---            34,310           $---            N/A(1)





-----------------------

(1) At the close of trading on December 31, 1999, the market value of the Common Units was $9.875 per common unit. Since the Units Options, once exercisable, would be exercisable at a range of $13.375 to $14.750 per unit, the in-the-money computation is inapplicable.
(2) Subsequent to year-end, Mr. Zane resigned as an acting officer, but he continues to serve the Company as a consultant.

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

Compensation of Directors

           Compensation for Directors of the Manager covers services rendered for both the Company and the Master Partnership. No additional remuneration will be paid to employees who also serve as directors. Each independent director receives $50,000 annually, for which they each agree to participate in four regular meetings of the Board of Directors and four Audit/Conflicts Committee meetings. Each other non-employee director receives $50,000 annually (to be paid in cash or Subordinated Units, as determined by each director), for which they each agree to participate in four regular meetings of the Board of Directors. Each non-employee director will receive $1,250 for each additional meeting in which he participates. In addition, each non-employee director will be reimbursed for his out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by the Company for his actions associated with being a director to the extent permitted under Delaware law.

           The Manager has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the Manager. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the Manager. In addition, the Manager entered into a consulting agreement with Mr. Wyman that provides for an annual retainer of $50,000 for services rendered at the request of the Manager. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements.

Employment Agreements

           The Manager has entered into an employment agreement with Mr. Rudey (the "Executive"). The agreement has a term expiring on December 31, 2002, and includes confidentiality and non-compete provisions.

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

           The duties of the Compensation Committee are to (i) determine the annual salary, bonus and benefits, direct and indirect, of all executive officers, (ii) review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees and (iii) serve as the Option Committee for the Company's Unit Option Plan.

           When setting executive officer compensation levels, the Compensation Committee considers a variety of quantitative and qualitative criteria tied to the strategic goals of the Company, such as maintaining the Minimum Quarterly Distribution, an executive's acceptance of additional responsibility and acquisition activity. The above factors were applied in determining the compensation and bonus levels for all executive officers.

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

Consulting Agreements

           The Manager has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the Manager. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the Manager. In addition, the Manager entered into a consulting agreement with Mr. Wyman that provides for an annual retainer of $50,000 for services rendered at the request of the Manager. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements.

Related Party Transactions

           During January 1999, Glenn A. Zane, a principal of Mason Bruce & Girard, was appointed Acting Senior Vice President and Acting Director of Operations for the Company. Subsequent to year-end, Mr. Zane resigned as an acting officer, but he continues to serve the Company as a consultant. Throughout 1999, the Company paid approximately $695,000, excluding payments for Mr. Zane's services, to Mason, Bruce & Girard.


Investment in Affiliate

           In October 1999, the Company made an investment in U.S. Timberlands Yakima, LLC (USTY), an unconsolidated affiliate. USTY, a newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The Master Partnership contributed to USTY $294,000 of cash for 49% of USTY's common interests (the "Common LLC
Interests"). The remaining Common LLC Interests were acquired for $306,000 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Manager, hold a controlling interest. The Company acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22.0 million. The Company recorded its investment in the Senior LLC Interest at its $18.9 million cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% of the $22.0 million agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at the Company's option on December 31, 2004 or at USTY's option at any time prior thereto, for a redemption price equal to the agreed upon value of the Preferred LLC Interests plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for its Preferred LLC interest at cost, reduced by losses in excess of the Common LLC Interests. The Master Partnership accounts for its Common LLC Interest by the equity method. The Manager of the Company provides management services to USTY for a fee equal to 2% of USTY's earnings before interest, taxes, depreciation and amortization. The Company granted U.S. Timberlands Holding Group, LLC an irrevocable proxy to vote its Common and Preferred Interests. During 1999, concurrently with and in order to facilitate USTY's acquisition of the Washington timberlands referred to above, an entity controlled by John M. Rudey agreed to acquire in the future a portion of the property and any related liabilities that the Company and USTY were unwilling to acquire, the sale of which was a condition of the seller to the USTY acquisition. Such entity was paid $2.7 million by the seller for its agreement to acquire such property and any related liabilities. The Manager's Conflicts Committee reviewed and approved the structure of the Company's investment in the affiliate.

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

           During January 1999, the Company paid $260,000, $175,000 and $145,000 to Messrs. Symington, Michie and McDowell, respectively, as severance under their employment agreements with the Company. In July 1999, under the terms of a settlement the Company reached with Messrs. Symington, Michie, and McDowell, the Company committed to pay an additional sum of $675,000 to Messrs. Symington, Michie, and McDowell.

                                     PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

(a)(1) and (2) Financial Statements

           See "Index to Financial Statements" set forth on page F-1.

(a)(3) Exhibits

                    +3.2  -- Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath  Falls, LLC

                   +10.2  -- Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and State Street
                             Bank and Trust Company, as trustee

                    +0.3  -- Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Klamath Falls, LLC and certain other parties

                   *10.4  -- Form of U.S. Timberlands Klamath Falls, LLC 1997 Long-Term Incentive Plan

                   *10.5  -- Employment Agreement for Mr. Rudey

                   *10.9  -- Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products LLC

                    **16 -- Letter from Arthur Andersen,  LLP dated December 8, 1998.

                   *21.1  -- List of Subsidiaries

                    23.1  -- Consent of Richard A. Eisner & Company, LLP dated April 14, 2000.

                    23.2 --  Consent  of Arthur  Andersen  LLP dated  April 11, 2000.

                    27.1  -- Financial Data Schedule


* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.
** Incorporated by referenceto Exhibit 1 to the Registrant's Form 8-K filed on December 8, 1998.

                                                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2000.
                        U.S. TIMBERLANDS KLAMATH FALLS, LLC

                        By: U.S. Timberlands Services Company, LLC
                               Its Manager

                        By:/s/ John M. Rudey
                           -----------------
                                John M. Rudey, Chairman, Chief Executive Officer
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

   /s/ John M. Rudey                                           Chairman, Chief Executive Officer, President and      March 30, 2000
   -------------------------------------------------           Director (Principal Executive Officer)
                     John M. Rudey

   /s/ Greg G. Byrne                                           Chief Financial Officer                               March 30, 2000
   -------------------------------------------------
                     Greg G. Byrne

   /s/ Toby A. Luther                                          Corporate Controller -                                March 30, 2000
   -------------------------------------------------              Western Operations
                     Toby A. Luther                               (Principal Accounting Officer)

   /s/ Aubrey L. Cole                                          Director                                              March 30, 2000
   -------------------------------------------------
                     Aubrey L. Cole

   /s/ George R. Hornig                                        Director                                              March 30, 2000
   -------------------------------------------------
                     George R. Hornig

   /s/ Alan B. Abramson                                        Director                                              March 30, 2000
   -------------------------------------------------
                     Alan B. Abramson

   /s/ William A. Wyman                                        Director                                              March 30, 2000
   -------------------------------------------------
                     William A. Wyman

   /s/ Robert F. Wright                                        Director                                              March 30, 2000
   -------------------------------------------------
                     Robert F. Wright


EXHIBIT INDEX

23.1 Consent of Richard A. Eisner & Company, LLP dated April 14, 2000.

23.2 Consent of Arthur Andersen LLP dated April 11, 2000.

27.1 Financial Data Schedule

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY


CONSOLIDATED FINANCIAL STATEMENTS


Contents                                                                                                   Page

Independent auditors' report (Richard A. Eisner, LLP)                                                       F-2

Report of independent public accountants (Arthur Andersen LLP)                                              F-3

Consolidated balance sheets as of December 31, 1999 and 1998                                                F-4

Consolidated statements of operations for the years ended December 31, 1999, 1998, and 1997                 F-5

Consolidated statements of changes in  members' equity (deficit) for the years ended
December 31, 1999, 1998 and 1997                                                                            F-6

Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997                  F-7

Consolidated notes to financial statements                                                                  F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Members of U.S. Timberlands Klamath Falls, LLC


We have audited the accompanying consolidated balance sheets of U.S. Timberlands Klamath Falls, LLC and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in members' eqity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Timberlands Klamath Falls, LLC and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
January 21, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
U.S. Timberlands Klamath Falls, LLC:

We have audited the accompanying consolidated statements of operations, changes in members' equity (deficit), and cash flows of U.S. Timberlands Klamath Falls, LLC for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Timberlands Klamath Falls, LLC for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.



                                                             Arthur Andersen LLP
Portland, Oregon
January 23, 1998

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY



Consolidated Balance Sheets
(in thousands)

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                              1999          1998
                                                                                                              ----          ----
ASSETS
Current assets:
    Cash and cash equivalents                                                                                $  2,798   $  4,824
    Accounts receivable, net of allowance for doubtful accounts of $200                                           672      1,527
    Other receivables                                                                                             124      1,113
    Notes receivable                                                                                            2,344      1,179
    Prepaid expenses and other current assets                                                                     981        426
                                                                                                             --------   --------

          Total current assets                                                                                  6,919      9,069

Timber and timberlands, net                                                                                   293,828    334,476
Investment in affiliate                                                                                        18,537       --
Property,  plant and equipment, net                                                                             1,038      1,154
Notes receivable, less current portion                                                                          2,304       --
Deferred financing fees, less accumulated amortization of $1,427 and $752, respectively                         5,323      5,998
                                                                                                             --------   --------

          Total assets                                                                                       $327,949   $350,697
                                                                                                             ========   ========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
    Accounts payable                                                                                         $    346   $    733
    Accrued liabilities                                                                                         3,286      4,405
    Deferred revenue                                                                                               39      1,614
    Payable to affiliate                                                                                          840        914
                                                                                                             --------   --------

          Total current liabilities                                                                             4,511      7,666
                                                                                                             --------   --------

Long-term debt                                                                                                225,000    225,000
                                                                                                             --------   --------

Commitments and contingencies

Members' equity:
    Managing member's interest                                                                                    984      1,180
    Nonmanaging member's interest                                                                              97,454    116,851
                                                                                                             --------   --------

                                                                                                               98,438    118,031
                                                                                                             --------   --------

          Total liabilities and members' equity                                                              $327,949   $350,697
                                                                                                             ========   ========


 See Notes to consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY

Consolidated Statements of Operations
(in thousands)

                                                                        Year Ended
                                                                       December 31,
                                                            ------------------------------------
                                                                 1999       1998       1997
                                                                 ----       ----       ----
Revenues:
    Log and stumpage sales                                   $ 76,594    $ 63,636    $ 60,445
    Timber and property sales                                    --         6,275      15,244
    By-products and other                                         400       1,413       1,656
                                                             --------    --------    --------

                                                               76,994      71,324      77,345
                                                             --------    --------    --------
Cost of products sold:
    Costs of timber harvested                                  17,056      16,683      17,778
    Cost of timber and property sales                            --         5,917       8,746
    Depletion, depreciation and road amortization              23,318      21,938      17,303
                                                             --------    --------    --------

                                                               40,374      44,538      43,827
                                                             --------    --------    --------

              Gross profit                                     36,620      26,786      33,518
                                                             --------    --------    --------

Selling, general and administrative expenses                    8,477      10,462       6,250
Share of net loss of affiliate                                    607        --            --
                                                             --------    --------    --------

Operating income                                               27,536      16,324      27,268

Interest expense                                               21,937      22,183      25,321
Amortization of deferred financing fees and debt guarantee
    fees                                                          675         675       4,193
Interest income                                                  (565)       (460)     (1,452)
Other (income) expense, net                                    (1,162)        309         574
                                                             --------    --------    --------

Income (loss) before extraordinary items                        6,651      (6,383)     (1,368)
Extraordinary items, losses on extinguishment of debt                         --       (9,337)
                                                             --------    --------    --------



Net income (loss)                                            $  6,651    $ (6,383)   $(10,705)
                                                             ========    ========    ========


See notes to consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY

Consolidated Statements of Changes in Members' Equity (Deficit)
(in thousands)

                                                U.S.
                                            Timberlands
                                             Management                       U.S. Timberlands Klamath Falls, LLC
                                              Company,
                                                LLC
                                             ----------                       -----------------------------------
                                                             Members'
                                                              Equity                                                  Total
                                           Members'          (Deficit)          Managing         Nonmanaging         Members'
                                            Equity         Prior to the         Member's          Member's            Equity
                                          (Deficit)         Transaction         Interest          Interest          (Deficit)
                                          ---------         -----------         --------          --------          ---------

Balance, January 1, 1997                 $    (1,127)        $   (1,809)                                          $  (2,936)
Members' distribution                         (1,191)                  -                                             (1,191)
Net loss January 1, 1997 through
     November 18, 1997                        (2,009)            (7,424)                                             (9,433)
Redemption of members' interest               (1,000)                                                                (1,000)
Assumption of Old Services net
     liabilities                                5,327            (5,584)                                               (257)
Allocation of managing and
     nonmanaging members' interests in
members' deficit                                    -             14,817     $    (148)           (14,669)                 -
Members' contributions                              -                  -          1,632            161,574           163,206
Net loss November 19, 1997 through
     December 31, 1997                              -                 -            (13)            (1,259)           (1,272)
                                                    -                 -        ---------            ------            ------

Balance, December 31, 1997                    $      -           $      -          1,471           145,646           147,117
                                              ========           ========

Distributions to members                                                           (227)           (22,476)          (22,703)
Net loss
                                                                                   (64)            (6,319)           (6,383)
                                                                                   ----            -------           -------

Balance, December 31, 1998                                                        1,180            116,851           118,031
Distributions to members                                                          (263)           (25,981)          (26,244)
Net income                                                                         67                6,584             6,651
                                                                                   --                -----             -----



Balance, December 31, 1999                                                    $     984        $    97,454        $  98,438
                                                                              =========        =============      =========


See notes to consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                    ---------------------------------------
                                                                                    1999             1998             1997
                                                                                     ----             ----             ----
Cash flows from operating activities:
    Net income (loss)                                                           $    6,651      $    (6,383)        $ (10,705)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation, depletion, amortization and cost of timber and
             property sold                                                          23,318            27,855            26,775
          Loss on disposal of assets                                                    66                 -                 -
          Write-off and amortization of deferred financing fees                        675               675             9,148
          Share of net loss of affiliate                                               607                 -                 -
          Other noncash items                                                            -               361               630
          Changes in assets and liabilities:
             Accounts receivable                                                       855               999            (1,006)
             Interest receivable from affiliate                                          -                 -               121
             Inventories                                                                 -                 -                78
             Other receivables                                                         989             (939)                 -
             Notes receivable                                                      (3,469)             1,065           (2,244)
             Prepaid expenses and other current assets                               (555)               108               146
             Accounts payable                                                        (387)             (671)               515
             Accrued liabilities                                                   (1,119)             (653)           (3,171)
             Deferred revenue                                                      (1,575)           (4,130)             5,744
             Payable to affiliate
                                                                                     (553)               257               252
                                                                                 ---------         ---------          --------
                Net cash provided by operating activities                           25,503            18,544            26,283
                                                                                 ---------         ---------          --------


Cash flows from investing activities:
    Receivable from affiliate                                                        (294)                 -            10,000
    Purchase of property, plant and equipment                                         (44)              (32)             (319)
    Proceeds from sale of assets                                                         8                 -               400
    Acquisition of Ochoco Timberlands                                                    -                 -         (110,873)
    Timber and road additions                                                        (955)             (610)             (774)
                                                                                 ---------         ---------          --------

                Net cash used in investing activities                              (1,285)             (642)         (101,566)
                                                                                 ---------         ---------          --------

Cash flows from financing activities:
    Member's contributions                                                               -                 -           163,206
    Distributions to members                                                      (26,244)          (22,703)           (1,191)
    Deferred financing fees                                                              -                 -          (12,720)
    Long-term borrowings                                                                 -                 -           510,000
    Repayment of long-term borrowings                                                    -                 -         (590,000)
    Payment to affiliate                                                                 -           (1,000)                 -
                                                                                 ---------         ---------          --------

                Net cash (used in) provided by financing activities               (26,244)          (23,703)            69,295
                                                                                 ---------         ---------          --------

Net decrease in cash and cash equivalents                                          (2,026)           (5,801)           (5,988)
Cash and cash equivalents, beginning of period                                       4,824            10,625            16,613
                                                                                 ---------         ---------          --------

Cash and cash equivalents, end of period                                        $    2,798         $   4,824        $   10,625
                                                                                 =========         =========        ==========

Supplemental cash flow information:
    Cash paid for interest                                                      $   21,746          $ 21,418       $   28,083

Noncash activities:
    Contribution of timberlands for investment in affiliate.                    $   18,850          $       -      $         -
    Redemption of member's interest in Old Services.                            $   -               $       -      $     1,000



See notes to consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)



1.       Business and Significant Accounting Policies:
Business and Consolidation
The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, LLC ("USTK"), a Delaware limited liability company, and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp"), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for USTK's notes (defined below). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation. An investment in affiliate is carried at cost, reduced by losses in excess of common members' interest in the investee (See Notes 4 and 10).

U.S. Timberlands Company, LP (the "MLP") owns a 99% nonmanaging member interest in USTK. The MLP was forrmed on June 27, 1997 to acquire and own substantially all of the equity interests in USTK through USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services"). U.S. Timberlands Services Company, LLC (the "Manager") manages the business of the Company and owns a 1% managing member interest in USTK.

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

Initial Public Offering and Related Transactions
On November 19, 1997, the MLP completed an initial public offering (the "Common Units Offering") of 8,577,487 common units (including the 1,118,803 common units issued upon exercise of the underwriters' overallotment option in December 1997) representing limited partner interests ("Common Units"). In addition, the Company issued $225,000 of senior unsecured notes in a public offering (the "Notes"). Concurrent with the Common Units Offering, Old Services contributed all of its assets to the Manager in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness of U.S. Timberlands Holdings, LLC ("Holdings"), an affiliate of USTK, and the Manager contributed its timber operations to USTK in exchange for a member's interest in USTK. The Manager then contributed all but a 1% member interest in USTK to the MLP in exchange for a general partner interest, 1,387,963 subordinated units representing limited partner interests ("Subordinated Units") and the right to receive certain incentive distributions. The Manager distributed the 1,387,963 Subordinated Units to Old Services and Old Services used a portion of such Subordinated Units to redeem interests in Old Services. Holdings also contributed all of its member interest in USTK to the MLP in exchange for 2,894,157 Subordinated Units. (This series of transactions is hereafter referred to as the "Transactions"). Since the controlling owner of Old Services and USTK prior to the Transactions now controls the Manager, the Transactions were recorded as a reorganization under common control and therefore remain at their historical costs. In addition, the accompanying 1997 financial statements include the results of operations and cash flows of of Old Services and USTK prior to the Transactions, after the elimination of intercompany transactions.

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

Revenue Recognition
Revenue on delivered log sales is recognized upon delivery to the customer. Revenue on timber deeds and timber and property sales are generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested. Deferred revenue as of December 31, 1999 and 1998, represents cash received in advance of logs harvested under stumpage contracts.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)

1.       Business and Significant Accounting Policies: (continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company's trade accounts and notes receivable are derived from sales to third party wood processors. The Company's four largest customers accounted for approximately 18%, 17%, 15%, and 14% of the Company's aggregate net revenues from log, stumpage, and timber deed sales for the year ended December 31, 1999. In 1998, these customers represented approximately 19%, 27%, 18%, and 10%, respectively, of aggregate net revenues from log, stumpage and deed sales. In 1997, these four customers accounted for approximately 16%, 24%, 16%, and 12% of aggregate net revenues from log, stumpage and deed sales. No other single customer accounted for more than 10% of aggregate net revenues from log, stumpage, and timber deed sales in those years. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both. The Company's four largest customers accounted for 90% of the Company's accounts receivable at December 31, 1998 and none of the Company's accounts receivable at December 31, 1999.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

Timber and Timberlands
Timber and timberlands is comprised of timber, timberlands, logging roads, and seed stock and nursery stock.

Timber, timberlands and roads
Timber, timberlands and roads are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested (including logging roads) is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, utilizing a single composite pool. The Company estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Company's cash flow.

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

Property, Plant and Equipment
Property, plant and equipment, including significant improvements thereto, are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for major improvements and replacements. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are generally depreciated over 40 years and equipment is depreciated over 3 to 5 years. Leasehold improvements are amortized under the straight-line method based on the shorter of the lease periods or the estimated useful lives of the improvements.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)

Business and Significant Accounting Policies: (continued)
Deferred Financing Fees
Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt, which approximates the effective interest method.

Income Taxes
USTK and Old Services are both limited liability companies ("LLC's"). Accordingly, they are not liable for federal or state income taxes since the respective LLC's income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

Unit-Based Compensation Plans
The Company accounts for the granting of unit options to employees and directors of the MLP's Manager under the MLP's unit-based compensation plans under the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provisions of the Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note 11).

New Accounting Standard
In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting for derivative instruments and hedging activities. The statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999 but has been delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement 133". SFAS No. 137 delays the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Consistent with SFAS No. 137, the Company will adopt SFAS No. 133 as of January 1, 2001. The Company believes that the adoption of this statement will not have a material impact on its financial statements; however, its effect, if any, will depend on the Company's exposure to derivative instruments at the time of adoption and thereafter.

Reclassifications
Certain amounts in prior years have been reclassified for comparability purposes and have no impact on net income.

2.       Timberland Acquisition:
On July 15, 1997, the Company acquired approximately 42,000 acres of timber and timberlands and approximately 3,000 acres of timber cutting rights from Ochoco Lumber Company LP for $110,873 (the "Ochoco Timberlands"). Substantially all of the purchase price was allocated to timber, timberlands and logging roads. The acquisition was principally financed through $110,000 of debt financing. Because the Company's acquisition of the Ochoco Timberlands did not represent an acquisition of an existing business, the pro forma impact on 1997 operations as if the acquisition had occurred on January 1, 1997 has not been disclosed.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)


Timber and Timberlands:
Timber and Timberlands consisted of the following at December 31:

                                                                                           1999            1998
                                                                                           ----            ----

             Timber and logging roads                                                    $317,856         332,047
             Timberlands                                                                   39,338          43,118
             Seed orchard and nursery stock                                                 1,277           1,159
                                                                                   -------------   --------------
                                                                                          358,471         376,324
             Less accumulated depletion and amortization                                   64,643          41,848
                                                                                   --------------  --------------
                                                                                   $      293,828  $      334,476
                                                                                   ==============  ==============


4.    Investment in Affiliate:
Following is summarized financial information for U.S. Timberlands Yakima, LLC, the MLP's equity basis affiliate (See Note 10), as of and for the year ended December 31, 1999.

                                                                                          1999
                                                                                          ----

             Current assets                                                              $9,129
             Noncurrent assets, primarily timber and timberlands                         74,726
             Current liabilities                                                          5,611
             Noncurrent liabilities- long-term debt                                      60,000
             Redeemable preferred member interest (Owned by USTK)                        18,243
             Net sales                                                                      560
             Gross profit                                                                   342
             Net loss                                                                   (1,207)


5.    Property, Plant and Equipment:
Property, plant and equipment consisted of the following at December 31:

                                                                                           1999           1998
                                                                                           ----           ----

             Equipment                                                             $          674  $          637
             Buildings and improvements                                                       843             843
                                                                                   --------------  ---------------
                                                                                            1,517           1,480
             Less accumulated depreciation and amortization                                   479             326
                                                                                   --------------  ---------------

                                                                                   $        1,038  $        1,154
                                                                                   ==============  ==============


6.    Accrued Liabilities:
Accrued liabilities consisted of the following at December 31:

                                                                                           1999           1998
                                                                                           ----           ----

             Interest                                                                    $  2,729  $        2,729
             Severance and harvest tax                                                        242             224
             Employee compensation                                                              -             300
             Mark-to-market loss on interest rate collar                                        -             991
             Other                                                                            315             161
                                                                                   --------------  ---------------

                                                                                   $        3,286   $       4,405
                                                                                   ==============   ==============

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)

7.    Short-Term Debt:

In 1999 the Company established a credit facility with an affiliate of the Manager (the "Affiliate Credit Facility") which allows the Company to borrow up to $12.0 million. The Company's obligations under the Affiliate Credit Facility represent unsecured general obligations. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.25% at December 31, 1999), which is based on the Company's leverage ratio. The prime lending rate was 8.50% at December 31, 1999. The Affiliate Credit Facility expires on June 30, 2000 and all amounts borrowed thereunder shall then be due and payable. There were no outstanding borrowings under the Affiliate Credit Facility at December 31, 1999. Peak borrowings were $3,000 under the Affiliate Credit Facility during 1999. A commitment fee of 0.5% is payable quarterly on the unused available portion of the Affiliate Credit Facility. Total interest and commitment fees paid to the affiliate in 1999 were $25 and $29, respectively. Average borrowings under a bank working capital facility which was terminated as of June 30, 1999 amounted to $259 and $14,512 in 1998 and 1997, respectively.

The Affiliate Credit Facility contains certain restrictive covenants, including limits the ability of the Company to make cash distributions, incur certain additional indebtedness or incur certain liens. The Affiliate Credit Facility also contains financial ratio covenants as to EBITDDA (earnings before interest, taxes, depreciation, depletion, and amortization), interest coverage ratio, and leverage ratio. The Company was in compliance with these covenants at December 31, 1999.

8.       Long-Term Debt:
Senior Notes
The $225,000 of Notes, which were issued concurrent with the Transactions, were issued jointly and severally by the USTK and its wholly owned subsidiary Finance Corp. (collectively, the "Issuers"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

In addition, at any time on or prior to November 15, 2000, the Issuers, at their option, may redeem the Notes with the net cash proceeds of a common units offering or other equity interests of USTK or the MLP, at 106.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. The Notes contain certain restrictive covenants, including limiting the ability of USTK and its subsidiary to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations.

In conjunction with the Notes issuance, USTK retired all existing debt under certain pre-existing long-term financing arrangements. This resulted in an extraordinary loss on extinguishment of debt of $5,766 in 1997 due principally to the write-off of existing unamortized deferred financing fees.

USTK Debt - Prior to the Transactions
On July 14, 1997, USTK entered into a long-term financing arrangement with certain banks to finance the Ochoco Acquisition discussed in Note 2 and to refinance certain borrowings under USTK's then existing revolving credit facility term loan. The retirement of debt under credit facilities existing as of July 14, 1997 resulted in an extraordinary loss on extinguishment of debt of $3,571 due principally to the write-off of unamortized deferred financing fees.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)


9.    Members' Equity (Deficit):
Members' Equity
On November 19, 1997, the MLP issued 7,458,684 Common Units. Proceeds from such offering were $141,266, net of underwriter fees and other related costs of $15,367. Concurrent with such offering, 4,282,120 Subordinated Units were issued in exchange for all members' interests in USTK and Old Services. On December 12, 1997, the underwriters exercised their overallotment option and the MLP issued an additional 1,118,803 Common Units. Proceeds from the exercise of the overallotment option were $21,940, net of $1,555 of underwriters' fees. Net proceeds of $163,206 from the common units were contributed by the MLP to USTK upon closing of the transactions.

Allocation of Income (loss)
As provided in the Company's Operating Agreement, income and losses are allocated 99% to the MLP and 1% to the Manager.

Cash Distributions
The MLP is required to make quarterly cash distributions from Available Cash, as defined in the MLP's Partnership Agreement. The Company distributes cash to the MLP to the extent necessary for the MLP to meet its required quarterly cash distributions, in accordance with USTK's Operating Agreement. Generally, cash distributions are paid in order of preferences: first the minimum quarterly distribution of $0.50 per unit (the "MQD") to the MLP's Common Unitholders and the Manager, and second, to the extent cash remains available, to Subordinated Unitholders.

The MLP Agreement set forth certain cash distribution target rates for the MLP to meet in order for the Manager's share of Available Cash to increase (such increases referred to as "Incentive Distributions"). To the extent that the quarterly distributions exceed $0.550 per Common and Subordinated Unit, the Manager receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $0.633 per Common and Subordinated Unit, the manager receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $0.822 per Common and Subordinated Unit, the manager receives 50% of the excess Available Cash. Since the quarterly distributions did not exceed the minimum quarterly distributions for 1999 or 1998, the Manager did not receive any such Incentive Distributions for those years.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)

10.     Certain Relationships and Related Party Transactions:
The Manager has the ability to control management of the Company and the MLP and has all voting rights of the Company and the MLP except for certain matters set forth in the USTK's Operating Agreement and in the MLP's Partnership Agreement. The ownership of Subordinated and Common Units by certain affiliates of the Manager effectively gives the Manager the ability to prevent its removal.

The Manager does not receive any management fee or other compensation in connection with its management of the Company. The Manager and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. USTK's Operating Agreement provides that the Manager will determine the expenses that are allocable to the Company in any reasonable manner determined by the Manager in its sole discretion. Related noninterest bearing receivables and payables between the Manager and the Company are settled in the ordinary course of business. As of December 31, 1999 and 1998, the Company had a payable to the Manager of $840 and $914, respectively. During 1999, 1998 and 1997, expenses allocated to and reimbursed by the Company totaled $8,347, $9,058 and $310, respectively.

Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the Manager have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company.

Consulting Agreements
As of December 31, 1999, the Manager has consulting agreements with certain affiliated parties pursuant to which each such person or firm has provided and/or will provide consulting services to the Manager. Each agreement provides for an annual retainer of $25 to $50, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 1999, 1998 and in 1997 were not significant.

Investment in Affiliate
In October 1999, the Company made an investment in U.S.  Timberlands Yakima, LLC
(USTY), an unconsolidated affiliate of the Company. USTY, a newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The MLP contributed to USTY $294 of cash for 49% of USTY's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Manager, hold a controlling interest. The Company acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC Interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at the Company's option on December 31, 2004 or at USTY's option at any time prior thereto, for a redemption price equal to the agreed upon value of the Preferred LLC Interests plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC at cost, reduced by losses in excess of the Common LLC Interests. The MLP accounts for its Common LLC Interest by the equity method. The Manager of the Company provides management services to USTY for a fee equal to 2% of USTY's earnings before interest, taxes, depreciation and amortization. The Company granted U.S. Timberlands Holding Group, LLC an irrevocable proxy to vote its Common and Preferred Interests. During 1999, concurrently with and in order to facilitate USTY's acquisition of the Washington timberlands referred to above, an entity controlled by John M. Rudey agreed to acquire in the future a portion of the property and any related liabilities that the Company and USTY were unwilling to acquire, the sale of which was a condition of the seller to the USTY acquisition. Such entity was paid $2,700 by the seller for its agreement to acquire such property and any related liabilities. The General Partner's Conflicts Committee reviewed and approved the structure of the Company's investment in the affiliate.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)


10. Certain Relationships and Related Party Transactions (Continued):
the seller for its agreement to acquire such property and any related liabilities. The Manager's Conflicts Committee reviewed and approved the structure of the Company's investment in the affiliate.

Payments to Affiliate
In connection with the Transactions, the member interest of John J. Stephens in Old Services was redeemed for $1,000 and certain subordinated units. The Company paid the $1,000 to Old Services in January 1998. The above transaction has been reflected as a direct reduction of equity in the accompanying financial statements.

See Note 7 regarding interest and commitment fees paid to an affiliate of the Manager under the Affiliate Credit Facility.

Severance and Settlement
Selling, general and administrative expenses in 1999 included $675 related to settlement with former employees of the Company. In 1998, selling general and administrative expenses included approximately $1,280 in severance to former employees. In addition, pursuant to the terms of the General Partner's operating agreement, the member interests of three former employees were subject to repurchase at an aggregate price of $385 payable in three annual installments commencing on February 1, 1998. The aggregate repurchase of the member interests was included in selling, general and administrative expenses in 1998 and the Company has reimbursed the Manager for such repurchase payments.

Other Related Party Transactions
During 1999, Glenn A. Zane was appointed Acting Senior Vice President and Acting Director of Operations for the Company. Subsequent to year-end, Mr. Zane resigned as an acting officer, but he continues to serve the Company as a consultant. Throughout 1999, the Company paid approximately $695 ($183 in 1998), excluding Mr. Zane's compensation, to Mason , Bruce & Girard, of which Mr. Zane is a partner, for consulting services.

11. Management Incentive Plans:
Unit Option Plans
The MLP maintains a Unit Option Plan which provides for the granting of unit options ("Unit Options") to employees and directors of the Manager.

The Plan permits the grant of Unit Options covering 857,749 of the MLP's Common Units. Unit Options granted under the MLP's Unit Option Plan are determined by the Long-Term Incentive Plan Committee of the MLP's Board of Directors (the "LTIP Committee") and are granted at fair market value at the date of the grant. Concurrent with the consummation of the Transactions, 604,153 Unit Options were granted to key employees and directors of the MLP's General Partner. An additional 90,622 Unit Options were granted to key employees and directors on December 12, 1997, in connection with the closing of the sale of 1,118,803 Common Units pursuant to the exercise by the underwriters of their overallotment option. In 1998, 100,000 Unit Options were granted to directors and 240,170 options were granted to employees, and in 1999, 200,000 Unit Options were granted to directors and 142,620 options were granted to employees. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of MLP's
Subordinated Units to Common Units. Provided that the minimum quarterly distribution (as that term is defined in the MLP Agreement) has been paid to Common and Subordinated Unitholders for three consecutive four-quarter periods, 25% of the Subordinated Units will convert to Common Units as early as 2001, 25% as early as 2002 and the remaining 50% may convert to Common Units as early as 2003. Once the performance criteria are achieved, the Company will record compensation expense for the difference between the exercise price and fair value of the Common Units, with a corresponding increase to partnership capital. As of December 31, 1997, none of the performance criteria had been

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)

11. Management Incentive Plans (Continued):
achieved. Although the performance criteria were met for the years ended December 31, 1999 and 1998, no compensation expense was recorded during such years, as the market price of the units was less than the exercise price during such years.

Activity with respect to the MLP's unit option plan follows:


                                                                                                  Weighted
                                                                                                  Average
                                                                                 Number           Exercise
                                                                               of Shares           Price
                                                                               ---------           -----

             Outstanding, December 31, 1996                                                -               -
             Unit options granted                                                    694,775          14.75 (a)
             Unit options exercised                                                        -              -
             Unit options cancelled                                                        -              -
                                                                            -----------------

             Outstanding, December 31, 1997                                          694,775          14.75
             Unit options granted                                                    340,170          14.75
             Unit options exercised                                                        -              -
             Unit options cancelled                                                (584,628)          14.75
                                                                            -----------------

             Outstanding, December 31, 1998                                          450,317          14.75
             Unit options granted                                                    342,620          13.16
             Unit options exercised                                                        -              -
             Unit options cancelled                                                 (35,310)          14.71
                                                                            -----------------

             Outstanding, December 31, 1999                                          757,627          14.02
                                                                            =================


(a) Options were originally granted with exercise prices ranging from $21.00 to $21.44 per unit. During December 1998, the exercise price was reduced to $14.75 per unit by the Board of Directors.

As of December 31, 1999 exercise prices for options outstanding were between $11.75 and $14.75 with a weighted average exercise price of $14.02 per unit. The weighted average remaining contractual life of the options was 8.5 years. There were no unit options exercisable at December 31, 1999, 1998 or 1997.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)


11.        Management Incentive Plans (Continued):
The Company has computed, for pro forma disclosure purposes as required by SFAS 123, the value of the Unit Options granted by the MLP under the Unit Option Plan. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for 1999, 1998 and 1997:


                                            1999           1998           1997


   Risk-free interest rate                  4.88%          5.50%          6.00%
   Expected dividend yield                  9.52%          9.52%          9.52%
   Expected life of the Unit Options       5 Years        5 years        5 years
   Expected volatility                     49.65%         25.50%         20.32%


The weighted-average fair value of unit options was $2.87, $2.02, and $1.50 for options granted in 1999, 1998 and 1997, respectively.

If the Company had adopted the expensing provisions of SFAS 123, the impact on 1999, 1998 and 1997's net income (loss) would have been as follows:

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                             1999                1998                1997
                                                                             ----                ----                ----

    Net income (loss) - as reported                                       $    6,651      $     ( 6,383)           $  (10,705)

    Net income (loss) - pro forma                                              6,204             (6,629)              (10,732)


For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed subordinated units conversion period (see Note 9).

Restricted Unit Plan
Effective with the closing of the Transactions, the MLP authorized the establishment of a restricted unit plan (the "Restricted Unit Plan") which allows it to grant units (the "Restricted Units") to employees at the discretion of the LTIP Committee. No consideration will be payable by the plan participants upon vesting and issuance of the Restricted Units. Restricted Units granted during the subordination period would vest automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Restricted Units granted subsequent to the subordination period are the equivalent of Common Units. No Restricted Units have been granted as of December 31, 1999.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)


11.  Management Incentive Plans (Continued):
Income Interests of the General Partner:
In connection with the Common Units offering and the related formation of the MLP's General Partner, who is also the Manager, the General Partner issued income interests to certain officers and directors of the General Partner at no cost. Such income interests participate pro rata in cash distributions from USTK and the MLP. Under certain circumstances, the General Partner is required to repurchase the income interests from officers and directors upon termination of their employment at fair market value as determined by independent appraisal (see Note 10, Severance and Settlement).

12.  Fair Value of Financial Instruments:
A summary of the fair value of the Company's significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

(a) Short-term financial instruments - The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturities of such items.

(b) Long-term debt - The estimated fair value of the Company's long-term debt was approximately $207,000 and $225,000 at December 31, 1999 and 1998, respectively, based on published market quotations.

(c) Interest rate collar agreement - The Company entered into interest rate collar agreements to manage interest rate risk. Contemplated variable rate borrowings did not occur, and accordingly, these agreements are marked to market. The fair value of these agreements is the estimated amount that the Company would receive or pay upon termination of the agreements at the balance sheet date or other specific point in time. The Company terminated the interest rate collar agreements effective in October 1999. Unrealized losses on these agreements were estimated to be $991 and $630 at December 31, 1998 and 1997, respectively. Income or losses on these agreements is reflected in other income(expense) in the accompanying statements of operations in the amount of $991 in 1999, ($361) in 1998 and ($630) in 1997.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)



13.       Quarterly Results (Unaudited):

                                                    QUARTER ENDED
                          -------------------------------------------------------------------------
                          December 31         September 30            June 30               March 31          Total Year
                                                                          (a)
                          -----------         ------------         ------------          ------------       ------------
1999
Revenues                     $19,394               $26,175            $20,296                $11,129             $76,994
Gross profit (b)               7,853                11,389             12,254                  5,124              36,620
Net income (loss)               (55)                 3,981              4,457                (1,732)               6,651

1998
Revenues                     $20,417              $ 24,528           $ 18,622                $ 7,757            $ 71,324
Gross profit (b)               8,409                11,531              4,503                  2,343              26,786
Net income (loss)                649                 2,570            (2,886)                (6,716)             (6,383)



(a) The quarter ended June 30, 1998 includes revenues of $6,275 and related costs of $5,917 from a property sale.

(b) Gross profit is calculated as revenues less cost of products sold, cost of timber and property sales and depreciation, depletion and road amortization.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(dollar amounts in thousands)


14.       401(K) Defined Contribution Plan:
The  Company   sponsors  a  401(k)  defined   contribution   plan  which  covers
substantially all full-time employees. Company contributions to the plan totaled $34 in 1999, $26 in 1998 and $20 in 1997.

15.       Commitments and Contingencies:
Log Supply Agreement
On August 30, 1996, the Company entered into a wood supply agreement with Collins Products, LLC to supply a volume of approximately 34 million board feet of merchantable timber annually to Collins at market prices. The term of the agreement is ten years and is renewable for two additional terms of five years, each at the option of Collins.

Litigation
The Company is involved in legal proceedings and claims arising in the normal course of business. In the opinion of management, the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's results of operations and financial position.