Form 10-K
period 2000-12-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2001-04-16
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission File No.: 1-13573-01
                                                                         1-13573
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

                                   Yes  _X_ No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

           The co-Registrants have not issued any common equity held by non-affiliates of the co-Registrants.

           Documents incorporated by reference: None


                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                         U.S. TIMBERLANDS FINANCE CORP.

                                TABLE OF CONTENTS


                                                                                                               Page

PART I
         Item 1.  Business........................................................................................1
         Item 2.  Properties.....................................................................................10
         Item 3.  Legal Proceedings..............................................................................11
         Item 4.  Submission of Matters to a Vote of Security Holders............................................11

PART II
         Item 5.  Market for Registrant's Common Units and Related Security Holder Matters.......................12
         Item 6.  Selected Financial Data........................................................................13
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........14
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................................23
         Item 8.  Financial Statements...........................................................................23
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........23

PART III
         Item 10. Directors and Executive Officers of the Registrant.............................................24
         Item 11. Executive Compensation.........................................................................28
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................33
         Item 13. Certain Relationships and Related Transactions.................................................33

PART IV
         Item 14. Exhibits, Financial Statements, and Reports on Form 8-K........................................35


                                     PART I

Item 1.  Business.

General
         The business of U.S. Timberlands Klamath Falls, LLC a Delaware limited liability company formed in 1996 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 553,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (collectively the "Timberlands") containing total merchantable timber volume estimated as of January 1, 2001 to be approximately 1.5 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately five million conifer seedlings annually from its nursery, approximately half of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of U.S. Timberlands Company, LP (the "Master Partnership") and the predecessors of the Company and the Master Partnership.

         The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 47%) and Douglas fir (approximately 13%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 155,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 39 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next three years. The balance of the Timberlands are composed of natural stands. For a more complete description of the Company's properties, see "Properties."

         In August 1996, the Company and U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, LLC ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In July 1997, the Company, which is now the Master Partnership's subsidiary operating company, acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). At the date of acquisition, over 40% of the merchantable timber on the Ochoco Timberlands was at least 80 years old. As of December 31, 2000, the Company has harvested substantially all of the Old Growth timber on the Ochoco Timberlands. The average age of the remaining merchantable timber on the Ochoco Timberlands is approximately 40 - 50 years in age. During October 1999, the Company contributed primarily non-income producing, pre-merchantable pine plantation timberlands in exchange for an investment in an affiliate (See Item 13 Certain Relationships and Related Transactions and Notes 3 and 9 to the Consolidated Financial Statements).

         During the period from January 1, 1994 through the acquisition of the Klamath Falls Timberlands by the Company, approximately 58% of the logs harvested from the Klamath Falls Timberlands were delivered to a plywood mill owned by Weyerhaeuser at Klamath Falls, Oregon. Similarly, prior to the Ochoco Acquisition, substantially all of the timber harvested from the Ochoco Timberlands was delivered to Ochoco's mills. The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently the Company's sales are made to unaffiliated third parties. Concurrent with the Company's acquisition of the Klamath Falls Timberlands, the Company arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. The Company entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 million board feet ("MMBF") of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In addition to its sales under the Collins Supply Agreement, the Company sells logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 50 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

Formation of the Company

         On November 19, 1997, the Master Partnership acquired substantially all of the equity interests in the Company and the business and assets of Old Services (the "Acquisition") and completed its initial public offering (the "MLP Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the Acquisition, Old Services contributed all of its assets, including its timber operations, to U.S. Timberlands Services Company, LLC, a newly formed Delaware limited liability company and the Company's manager (the "Manager" or "New Services"), in exchange for interests therein. Immediately thereafter, the Company assumed certain indebtedness (the "Holdings Debt") of U.S. Timberlands Holdings, LLC, an affiliate of the Company ("Holdings"), and the Manager contributed its timber operations to the Company in exchange for a member interest in the Company. Then the Manager contributed all but a 1% member interest in the Company to the Master Partnership in exchange for a general partner interest in the Master Partnership, the right to receive Incentive Distributions (as defined herein) and 1,387,963 subordinated units representing limited partner interests in the Master Partnership ("Subordinated Units"), and Holdings contributed all of its interest in the Company to the Master Partnership in exchange for 2,894,157 Subordinated Units. The Manager then distributed the Subordinated Units to Old Services. Approximately 143,398 Subordinated Units were used by Old Services to redeem interests in Old Services held by certain founding directors of the Manager (the "Founding Directors"). As a result of such transactions, the Company became the Operating Company and the Manager owns an aggregate 2% interest in the Master Partnership and the Company on a combined basis, and the right to receive Incentive Distributions; Old Services owns 1,244,565 Subordinated Units; Holdings owns 2,894,157 Subordinated Units; and the Founding Directors own an aggregate of 143,398 Subordinated Units. The 4,282,120 Subordinated Units owned by Old Services, Holdings and the Founding Directors represent an aggregate 32.6% interest in the Master Partnership. The Common Units and the Subordinated Units are referred to herein collectively as "Units" and the holders of Units are referred to herein as "Unitholders." Concurrent with the closing of the Initial Offering, the Company and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of unsecured senior notes (the "Notes). See "Management's Discussion and Analysis Liquidity and Capital Resources."

         Finance Corp., a Delaware corporation, was formed on August 18, 1997, and is a wholly-owned subsidiary of the Company. Finance Corp. serves as the co-obligor for the Notes. It has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations, liquidity and capital resources of Finance Corp. is not presented.

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

The Timberlands

Timber Growth

         Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company's older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 160 board feet per acre per annum. The younger plantations, that presently have less merchantable volume, are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years. This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting high quality seedlings, by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist the growth of the timber. Currently, nearly all of the seedlings planted are grown from superior seed produced in the Company's seed orchard. Management does take action to enhance the growth rate in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

Harvest Plans

         The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size and age class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates which are improving over time as a result of technological, biological and genetic advances that improve forest management practices, expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested or committed to harvest from log, stumpage and timber deed sales 244 million board feet
(MMBF) in 2000 and plans to harvest, or commit to harvest, approximately 150 MMBF in 2001. The Company also sold approximately 14 MMBF through property sales in 2000 and intends to sell up to 90 MMBF through property sales in 2001. Under the current harvest plans, the Company intends to harvest its current Timberlands aggressively over approximately the next six to eight years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. Since harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. While the Company's debt obligations place certain limitations on the harvest plans, the Company believes that it has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory will decline through 2010 and Ponderosa Pine volume will increase as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long term harvest plans, growth rates and forest inventory levels will be reviewed during 2001. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

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

         The Company currently sells its sawlogs or stumpage to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood, which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. During 2000, sawlogs, stumpage sales and timber deed sales accounted for approximately 49.9%, 0.3% and 45.3%, respectively, of the Company's revenue. Chips, which can be used to make hardboard or pulp, accounted for approximately 0.5% of the Company's revenues in 2000. The market price of chips has historically been volatile, rising and falling with the price of pulp. Sales of seedlings accounted for 0.2% of the Company's revenues in 2000. Timber and property sales accounted for the remaining 3.8% of the Company's revenue in 2000.

         The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to over 25 different customers. Concurrent with the Weyerhaeuser Acquisition, the Company arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In 2000, timber sales to Collins, Crown Pacific Partners, Boise Cascade Corporation and Ochoco Lumber Company, combined, accounted for approximately 58% of the Company's revenue. No other single customer accounted for more than 10% of the Company's net revenues for 2000. Collins made its purchases pursuant to the Collins Supply Agreement, while the other purchases were made pursuant to short-term arrangements. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently exceeds the supply and that, therefore, such customers could readily be replaced. There are currently more than 50 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

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

         The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 1.5 BBF of merchantable, good quality timber, approximately 155,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (iv) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

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

         Harvesting on the Timberlands is conducted using both selective and regeneration harvesting. In selective harvesting, a partial harvest provides merchantable timber and opens up the stand for supplemental growth on the remaining stand. Harvest entries are separated by approximately 5 to 15 years and each entry is prescribed for volume to be removed, spacing to be provided, and diameter limits to be harvested. In regeneration harvesting, which is used to harvest approximately 60% of the Company's timber, all merchantable volume is removed in a single harvest. After an area has been regeneration harvested, the Company employs a reforestation contractor to plant two-year-old seedlings at an optimal density of approximately 300 trees per acre. The Company also attempts to protect and maintain the ecosystem within the Timberlands while providing for a reasonable harvest. For example, the Company typically leaves a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to provide habitats for a variety of wildlife species while enriching the soil for successive generations of trees.

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

         The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 40% of the Company's harvested land. Approximately 27% of the Timberlands acreage currently consist of Plantations. The Company expects to convert an average of 14,000 acres of natural stands per year over the next three years to Plantations. The seed orchard produces seed from trees selected because they were the best genotype in their respective environments. During 2000, the Company planted approximately 1.7 million seedlings. Similar planting levels are expected for 2001. The Company uses the seed collected from its orchard (representing approximately 90% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhaeuser in 1973.

Geographic Information System ("GIS")

         The GIS is a computer software program that the Company acquired from Weyerhaeuser as part of the Klamath Falls Acquisition. The GIS data, which has been compiled over a period of at least five years, includes detailed topographical field maps for every stand within the Timberlands including data for the Ochoco Timberlands, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each stand. Using the data in the GIS, the Company can use a computer model to "grow" the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its Timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. The Company believes the GIS may be used to the Company's advantage to evaluate potential acquisition opportunities.

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

         The United States Fish and Wildlife Service (the "USFWS") listed the American Bald Eagle in 1976 and the Northern Spotted Owl in 1990 as threatened species throughout its range in Washington, Oregon and California. The Oregon Forest Practices Act and related regulations also protect endangered species and has specific provisions governing habitat protection for the spotted owl, the bald eagle and other threatened species.

         Based on the 2000 survey year, there were approximately 70 bald eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites. Due in part to efforts of the Company and its Predecessor, the bald eagle is expected to be removed from the endangered species list in the near future.

         In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to
(i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in August 2000, and identified approximately 31 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located on the Klamath Falls Timberlands.

         The Company believes that it is managing its harvesting operations in the areas affected by protected species in substantial compliance with applicable federal and state regulations. Based on certain consultants' reports, and on management's knowledge of the Timberlands, the Company does not believe that there are any species protected under the Endangered Species Act or similar state laws that, under current regulations and Court interpretation, would have a material adverse effect on the Company's ability to harvest the Timberlands in accordance with current harvest plans. There can be no assurance, however, that species within the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered in significant numbers within the Timberlands. Additionally, there can be no assurance that future legislative, administrative or judicial activities related to protected species will not adversely affect the Company or its ability to continue its activities and operations as currently conducted.

Timberlands

         The operation of the Timberlands is subject to specialized statutes and regulations in the State of Oregon, which has enacted laws which regulate forestry operations, including the Forest Practices Act, which addresses many growing, harvesting and processing activities on forest lands. Among other requirements, these laws restrict the size and spacing of regeneration harvest units, and impose certain reforestation obligations on the owners of forest lands. The State of Oregon requires a company to provide prior notification before beginning harvesting activity. The Forest Practices Act and other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities which may affect water courses or in proximity to certain ocean and inland shore lines, water protection and enhancement and certain grading and road construction activities. The Company believes it is in substantial compliance with these regulations.

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

Access to Timberlands May be Limited by Federal Regulation

         A substantial portion of the Timberlands consists of sections of land that are intermingled with or adjacent to sections of federal land managed by the USFS and the BLM. Removal of trees from those portions of the Timberlands requires transportation of the logs by truck across logging and general purpose roads. The Company has entered into road use agreements with the USFS and the
BLM. The majority of the Company's timberland management activities to include the transportation of timber products across federal land and roads fall under such agreements, which describe the Company's exclusive rights to transport timber products across federal lands and roads without USFWS consultation. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent federal land pursuant to a reciprocal right-of-way ("RROW"). Removal of federal timber often requires similar access across the Timberlands. Recent litigation (not involving the Company) before the United States Court of Appeals for the Ninth Circuit held that the BLM was not required to consult with the USFWS, which administers the Endangered Species Act, prior to approving a private landowner's proposal to build an access road across federal land pursuant to an existing RROW entered into prior to the enactment of the Endangered Species Act. A reversal on appeal or a rehearing of that case, or future federal law or regulation requiring the BLM to consult with the USFWS in connection with an RROW, could materially adversely affect the Company's ability to harvest the affected portion of the Timberlands. Certain of the Company's RROW agreements contain provisions that require compliance with state and federal environmental laws and regulations. To the extent that the Company acquires new Timberlands that require access through federal lands, the Company may enter into new RROW agreements with the BLM or other federal agencies which would require consultation with the USFWS. In addition, the BLM has published advance notice of its intent to revise regulations governing RROW agreements entered into the future to, among other things, expand the BLM's consideration of environmental and cultural factors in granting, issuing or renewing rights-of-way, provide the BLM with regulatory authority to object to the location of roads because of potential effects on threatened or endangered species and allow for the abandonment of rights-of-way under certain circumstances.

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


Employees

         As of March 15, 2001, the Company had 29 salaried employees, including employees of the Manager that manage the business of the Company. The employees are not unionized, and the Company believes that its employee relations are good. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

Item 2.  Properties

Timber Inventory

         The Company currently owns and manages approximately 553,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 2001 to be approximately 1.5 BBF in Oregon east of the Cascade Range. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of a substantial percentage of premium species of softwood, consisting of Ponderosa Pine and Douglas fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable for current operations.

         The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 155,000 acres of the 553,000 acre total consist of actively managed pine Plantations with stands ranging in age from one to 39 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 78%) and Lodgepole Pine (approximately 22%). Initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next three years. See "The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

         The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volumes are based on information developed by Company personnel. As of January 1, 2001, the total timber inventory amounted to 1.5 BBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (692.2 (47%)), Lodgepole Pine (253.2 (17%)), White Fir (286.3 (20%)), Douglas fir (181.6 (13%)) and other species (47.2 (3%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

         The Company's Timberlands are diversified by species mix and, to a lesser extent, by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 2001, approximately 343 MMBF, or 23%, of the merchantable timber had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

         The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 2001, the Plantations totaled 155,000 acres. Of the total acreage, 62,000 acres range from 1 to 15 years of age, 73,000 acres range from 16 to 25 years of age, and 20,000 acres are 26 years of age or older.

Item 3. Legal Proceedings

         In November 2000, six purported class action lawsuits were filed against the Manager and the Board of Directors of the Manager (the "Board") alleging breach of fiduciary duty and self-dealing by the Manager and the Board in connection with an announcement on November 2, 2000 that a group led by senior management has begun the process to explore taking the Master Partnership private (the "Going-Private Transaction").

         All six lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. Each lawsuit was filed by a unitholder of the Master Partnership, on behalf of all other unitholders of the Master Partnership who are similarly situated, and seeks to have the class certified and the unitholder bringing the lawsuit named as representative of the class. In addition, the lawsuits seek to enjoin the Going-Private Transaction, to rescind the Going-Private Transaction if it is consummated, and to recover damages and attorneys' fees. In addition to naming the Manager and the Board as defendants, all six lawsuits name the Master Partnership as a defendant.

         In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Master Partnership or the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the Company's members or the Master Partnership's Unitholders during the fourth quarter of 2000.

                                     PART II

Item 5. Market for Registrant's Common Units and Related Security Holder Matters

         In connection with the consummation of the Initial Public Offering for the Master Partnership and the Public Note Offering for the Company (hereafter the "Transactions"), a 98.9899% member interest in the Company was issued to the Master partnership and a 1.0101% member interest was issued to the Manager. There is no public trading market for the Company's equity securities. The Company distributes all of its Available Cash (as defined in the Company's partnership agreement) on a quarterly basis.

         The Company made its first cash distribution to the Master Partnerhip for distribution to holders of the Common Units and the Subordinated Units on May 15, 1998, of $0.73, representing the sum of $0.50, the Minimum Quarterly Distribution (as defined in the Master Partnership Agreement) for the first quarter of 1998, plus $0.23, the pro rata portion of the Minimum Quarterly Distribution for the period from November 19, 1997 through December 31, 1997. The Company made the Minimum Quarterly Distributions of $0.50 per Unit for each subsequent quarter on August 14, 1998, November 13, 1998, February 12, 1999, May 14, 1999, August 13, 1999, November 15, 1999, February 14, 2000, May 15, 2000,
August 14, 2000, November 14, 2000 and February 14, 2001, respectively.

Item 6. Selected Financial Data


                                                  U.S. Timberlands (1)                                          Predecessor (1)
                                                --------------------------------------------        -----------------------------


                                                                                                      August 30,       January 1,
                                                                                                     1996 through     1996 through
                                                                                                     December 31,      August 29,

                                                   2000       1999        1998           1997            1996             1996
CASH FLOWS AND OTHER DATA
    (IN MILLIONS):
Modified EBITDDA (6) . . . . . . . . . . . . . .   $ 49.9     $ 50.9      $ 44.2       $ 53.3          $ (1.4)           $ 3.6.4
Additions to timber and timberlands (3)               2.3        1.0         0.6        111.6           283.6                0.5
Cash flow from (used in) operating
    activities . . . . . . . . . . . . . . . . . . ..28.9       25.5        18.5           26.3          (3.0)              5.5
Cash flow from (used in) investing
    activities . . . . . . . . . . . . . . . . . . . (2.3)      (1.3)      (0.6)       (101.6)         (291.5)             (0.5)
Cash flow from (used in) financing
    activities . . . . . . . . . . . . . . . . . . .(26.2)     (26.2)      (23.7)         69.3          311.0              (5.1)

OPERATING STATEMENT DATA
    (IN MILLIONS):
Revenues (2)(3) . . . . . . . . . . . . . . . . . .  75.7       77.0        71.3          77.3           14.0              15.6
Depreciation, depletion and road
    amortization (2)(3) . . . . . . . . . . . . . .  28.8       23.3        21.9          17.3            3.3               0.9

Cost of timber and property sales (2)(3)              2.6         -          5.9          8.7               -                -
Operating income (loss) (2)(3) . . . . . . . . . .   18.1       27.5        16.3         27.3            (4.8)              2.7
Income (loss) before extraordinary
    items (4) . . . . . . . . . . . . .  . . . . . . (3.9)       6.7        (6.4)        (1.4)          (13.0)              2.7
Extraordinary items, losses on
    extinguishment of debt (5) . . . . . . . . . .     -          -           -          (9.3)              -                -
Net income (loss)                                    (3.9)       6.7        (6.4)       (10.7)          (13.0)              2.7

BALANCE SHEET DATA (AT
    PERIOD END, IN MILLIONS):
Working capital . . . . . . . . . . . . . . . . . .   2.0        2.4        1.4           1.8            21.5               0.5
Total assets (3) . . . . . . . . . . . . . . . . . .301.3      327.9      350.7         385.2           310.2              27.8
Long-term debt (7) . . . . . . . . . . . . . . . . .225.0      225.0      225.0         225.0           305.0                -
Equity (deficit) (8) . . . . . . . . . . . . . . . ..68.2       98.4      118.0         147.1            (2.9)            27.8

OPERATING DATA (UNAUDITED):
Log, stumpage and timber deed sales
    volumes (MMBF) (2)(3) . . . . . . . . . . . .   243.7      187.3       144.5        138.9            30.2             32.8
Property sales volumes (MMBF) (2) . . . .            13.6        -         26.6         41.5               -                -

(1) Due to the Weyerhaeuser Acquisition on August 30, 1996, the financial and operating data after August 30, 1996 are not comparable to financial and operating data of the Predecessor. In 1996, the Company and Old Services were formed and subsequently entered into the agreement to consummate the Weyerhaeuser Acquisition. As legal entities, the Company and Old Services were not consolidated. However, due to common ownership and management, the financial statements of the Company and Old Services prior to the Transactions have been presented on a combined basis.
(2) Revenues in 2000 consist of $72.3 million of log, stumpage and deed sales, $2.9 million of timber and property sales and $0.5 million of by-products and other sales. Revenues in 1999 consist of $76.6 million of log, stumpage and deed sales and $0.4 million of by-products and other sales. Revenues in 1998 consist of $63.6 million of log and stumpage sales, $6.3 million of timber and property sales and $1.4 million of by-products and other sales. Revenues in 1997 consist of
         $60.4 million of log and stumpage sales, $15.2 million of timber and property sales and $1.7 million of by-products and other sales. Revenues prior to 1997 consist primarily of log sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) In July 1997, the Company acquired the Ochoco Timberlands for $110 million from Ochoco Lumber Company. In August 1996, the Company acquired the Klamath Falls Timberlands for $283.5 million from Weyerhaeuser.
(4) See effect of interest expense and amortization of deferred financing fees and debt guarantee fees in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) On July 14, 1997 the Company retired certain borrowings under its then existing revolving credit facility term loan which resulted in an extraordinary loss on extingjuishment of debt of $3.6 million. Additionally, in conjunction with the issuance of the Notes, the Company retired all existing debt under certain pre-existing long-term financing arrangements resulting in an extraordinary loss on extinguishment of debt of $5.7 million. Such extraordinary losses were due principally to the write-off of existing unamortized deferred financing fees.
(6) Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. Modified EBITDDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. Modified EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, Modified EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated prior to debt service obligations and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) See discussion of long-term debt at Note 7 of the Notes to Consolidated Financial Statements.
(8) The Weyerhaeuser Acquisition in August of 1996 was accounted for as a purchase. Therefore, the financial statements as of and for the periods ending prior to the date of the Weyerhaeuser Acquisition are accounted for under the pre-Weyerhaeuser Acquisition basis of accounting. Because the Klamath Timberlands did not legally exist as a stand-alone entity, there are no separate meaningful equity accounts of the Predecessor prior to the Weyerhaeuser Acquisition.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could be affected if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. The results of the Company's operations and its ability to pay quarterly distributions to its Unitholders depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

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


Supply and Demand Factors

Supply

         The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. The low supply of timber from public lands, which is expected to continue for the foreseeable future, has benefited private timber holders such as the Company through higher stumpage and log prices. Certain market conditions for finished products, however, have negatively impacted stumpage and log prices in 2000.

         Industry participants do not expect environmental restrictions to ease materially within any reasonable planning horizon. Consequently, many producers of lumber and wood products are attempting to adapt to the new supply environment by increasing their emphasis on raw material yields, entering into long term timber supply arrangements and value added manufacturing, and accessing previously untapped supplies (such as private wood lot owners, timber with difficult access, alternative species and imports). These factors have tended to restrict prices from significant increases. While raw material supply is expected to be an ongoing challenge for the lumber and wood products industry, such conditions would likely be favorable for timber owners such as the Company.

         In response to an increase in timber prices in the early 1990s, imports of logs and lumber from abroad (from countries such as Canada and New Zealand) increased. These imports, however, only partially offset the lost volume of timber from public timberlands and did not replace the mature, high-quality timber found in greater quantities on public timberlands. Imports are likely to continue to increase over the next few years and could significantly affect the raw material supplies in the domestic lumber and wood products industry.

Demand

         Changes in general economic and demographic factors, including the strength of the economy, unemployment rates and interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. United States housing starts for 2000 were down significantly from 1999 levels. Because of the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in terms of the demand for lumber and commodity wood products and have dampened the wide fluctuations that occurred when new housing starts were the primary factor. A large portion of the Company's property consists of Pine species, which are used in the finishing market, for molding trim, doors and windows. This market is more affected by repair and remodeling than new housing construction. Prices for these species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. Given the strong, growing economy of the past several years, domestic markets have been able to absorb the increasing quantities of imported Radiata pine lumber. With the current slowing of our domestic economy, decreasing demand for repair and remodeling markets and over supply of finished products in the industry, the level of imports could have a negative impact on pricing for Pine lumber. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricted the availability of Canadian softwood lumber in the United States. The Company believes that this agreement, which expires on March 31, 2001, has not had a material impact on the price or demand for logs in the United States although its long-term effect, as well as the effect of its termination, is uncertain.

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

Current Market Conditions

        Log prices in the Northwest drastically declined during 2000 as compared to 1999 due to the slowing United States economy and supply and demand factors.

        During 2000, the United States economy began experiencing an economic slow-down. Mortgage interest rates were climbing to levels significantly higher than those experienced over the past few years and as such created weakening conditions for new home construction, home repair and remodeling, and industrial and other construction, which weakened the demand for finished lumber and plywood products. As a result of the decreased demand and excess production capacity within the industry the markets for finished lumber and plywood products dropped to their lowest levels in the last ten years. As a result of the weakening in the finished products markets, the prices being realized for the Company's logs and timber declined significantly from 1999 levels. Prices for the Company's logs and stumpage are also at or near ten year lows.

        Prices for the fourth quarter of 2000 remained weak continuing a trend started near the end of the second quarter. For the fourth quarter of 2000, the Company's average delivered log prices for Ponderosa Pine, Douglas Fir, Lodgepole Pine, and White Fir were down approximately 16%, 8%, 17%, and 10%, respectively, from the same period in 1999.

        The excess production levels of 2000 are expected to continue into the first half of 2001, reducing the chances of a near-term recovery of wood product prices. In addition, the impact of the expiration of the agreement between Canada and United States limiting the Canadians lumber imports into the United States through March 31, 2001 is yet to be determined and could add to the over supply of finished wood products. As a result of the above conditions, the Company does not expect a significant increase in prices during 2001.

Results of Operations

         The following table sets forth sales volume for each of 2000, 1999 and 1998 from the sale of logs, stumpage and timber deeds by thousand board feet ("MBF") and price per thousand board feet and the sales of property.


                                 Sales Volume (MBF)                          Price Realization (MBF)
                               -------------------------------------       --------------------------------------
                                                             Timber                                      Timber          Timberland
        Period                   Logs         Stumpage        Deeds          Logs         Stumpage        Deeds         Sales ($000)
        ------                   ----         --------        -----          ----         --------        -----         ------------

         2000
    Year ended 12/31           96,112            503         147,083         $ 393          $ 379         $ 246             $ 2,900
    4th Quarter                38,922             --          57,844         $ 382             --         $ 174             $ 2,900
    3rd Quarter                22,718             --          29,501         $ 372             --         $ 189                  --
    2nd Quarter                13,908             --          51,037         $ 432             --         $ 346                  --
    1st Quarter                20,564            503           8,701         $ 425          $ 379         $ 325                  --

         1999
    Year ended 12/31           97,170          3,645          86,463         $ 436          $ 419         $ 379                  --
    4th Quarter                30,790            980          16,209         $ 432          $ 391         $ 351                  --
    3rd Quarter                39,008            744          25,597         $ 444          $ 404         $ 334                  --
    2nd Quarter                15,376             --          26,898         $ 455             --         $ 484                  --
    1st Quarter                11,996          1,921          17,759         $ 395          $ 440         $ 308                  --

         1998
    Year ended 12/31           93,557         50,894              --         $ 420          $ 479            --             $ 6,275
    4th Quarter                24,299         23,787              --         $ 396          $ 441            --                  --
    3rd Quarter                29,017         22,617              --         $ 431          $ 511            --                  --
    2nd Quarter                23,832          2,506              --         $ 432          $ 570            --             $ 6,275
    1st Quarter                16,409          1,984              --         $ 418          $ 447            --                  --



Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues. Revenues decreased $1.3 million, or 1.7%, from $77.0 million in 1999 to $75.7 million in 2000. The decrease is primarily attributable to a decrease in log sales of $4.5 million and a $1.3 million decrease in stumpage sales, partially offset by a $1.5 million increase in timber deed sales and the fact that the Company had a $2.9 million dollar timber and property sale in 2000. To meet its working capital requirements, the Company harvested and sold logs and stumpage in 2000 at rates in excess of both 1999 levels and the estimated current annual board footage growth on the Timberlands.

         Log sales for 2000 were $37.8 million on volumes of 96,112 MBF, compared to log sales of $42.3 million on volumes of 97,170 in 1999. The average log sales price for 2000 was $393 compared to an average log sales price of $436 in 1999, a 9.9% decrease, reflecting weaker markets for the Company's log sales.

         Timber deed sales for 2000 were $34.3 million on volumes of 147,083 MBF, compared to timber deed revenue of $32.8 million on volumes of 86,463 MBF in 1999. The average timber deed sales price per MBF for 2000 was $246 compared to an average timber deed sales price of $379 in 1999, a 35.1% decrease. The significant decrease in timber deed sales realization is due to overall declines in market conditions as well as a reduction in the quality of the timber mix being sold in timber sales. During 2000 there were less timber deed sales containing larger, old growth timber which commands a premium, than in 1999. In addition the Company's timber deed sales in the second quarter represented substantially all of the remaining old growth timber on the Ochoco Timberlands. and was of a lower grade species mix than sales of timber on the Ochoco Timberlands in previous years.

         Stumpage sales for 2000 were $0.2 million on volumes of 503 MBF, compared with stumpage sales of $1.5 million on volumes of 3,645 MBF in 1999. The reduction in stumpage volumes is a result of the Company's strategic decision to utilize log sales and timber deed sales as its primary source of revenue.

         The Company had $2.9 million in revenue from planned timber and property sales in 2000 compared to no revenue from timber and property sales during 1999.

         Gross Profit. Gross profit decreased $12.2 million from $36.6 million in 1999 to $24.4 million in 2000 and gross margin decreased from 47.6% in 1999 to 32.3% in 2000. The decrease in gross margin was primarily from three factors. First, contracted log and haul costs on a per MBF basis were approximately 20% higher during 2000 as compared to 1999 due to longer hauls for delivered logs and higher fuel costs. Second, the Company's timber deed sales were composed of a lower value grade mix as compared to 1999. Finally continued declines in the timber markets have resulted in lower realizations on delivered log and stumpage values.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.4 million in 2000, consistent with selling, general and administrative expenses of $8.5 million in 1999. Within selling, general and administrative expenses salaries and wages were up $0.3 million and professional services were up $0.5 million over 1999. Those increases were offset by a settlement with previous employees of $0.7 million in 1999.

         Equity in Net Income (Loss) of Affiliate. The equity in net income of affiliate was $2.1 million during 2000 as compared to equity in net loss of affiliate of $0.6 million in 1999. The income in 2000 reflects the recapture of $0.6 million in losses absorbed from its preferred investment in U.S. Timberlands Yakima, LLC, and the Company's accrued return of $1.4 million on its preferred investment.

         Interest Expense. Interest expense was $21.9 million in 2000 and 1999 consisting primarily of interest expense on the Company's $225.0 million of Senior Notes.

         Other Income (Expense), net. Other income, net, was $0.2 million for 2000, compared to $1.1 million for 1999, representing a decrease in income of $0.9 million. The decrease is primarily attributable to a mark-to-market gain on an interest rate collar of approximately $1.0 million during 1999 and no such gains in 2000.

         Cash Flow From Operations. During 2000, cash flow from operations increased $3.4 million or 13.3% over 1999 primarily because of a $10.4 million decrease in net income, which was more than offset by the addback of non-cash items and changes in assets and liabilities.

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

         Stumpage sales for 1999 were $1.5 million on volumes of 3,645 MBF, compared with stumpage sales of $24.4 million on volumes of 50,894 MBF in 1998. The average stumpage sales price per MBF for 1999 was $419 compared to an average stumpage sales price per MBF of $479 for 1998, a 12.5% reduction. The decrease in average stumpage sales prices from 1998 to 1999 was primarily due to a reduction in the grade of timber harvested from the Ochoco Timberlands. The overall reduction in stumpage sales volume is due to the increased use of timber deed sales in 1999.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.0 million from $10.5 million in 1998 to $8.5 million in 1999. This expense also decreased as a percentage of net sales from 14.7% in 1998 to 11.0% in 1999. The decrease was primarily attributable to one-time expenses of $1.7 million related to severance costs and the repurchase of member interests in the General Partner that were incurred during the first and fourth quarters of 1998, combined with the provision in 1998 for the closure of the Seattle office.

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

         Interest Income. Interest income for 1999 was $0.6 million, an increase of $0.1 million or 20.0% from interest income for 1998 of $0.5 million. The increase is primarily attributable to imputed interest from deed sales with a term of more than one year. Imputed interest income from deed sales was approximately $0.3 million in 1999. The increase in interest from timber deed sales was partially offset by a reduction in other interest income due to a decrease in cash and cash equivalents available in 1999 compared to 1998.

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


Liquidity and Capital Resources

         The Company's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. As of December 31, 2000 the Company had a cash balance of $3.2 million and had $2.0 million of working capital.

         Operating Activities. Cash flows provided by operating activities in 2000 were $28.9 million, compared to cash flows provided by operating activities of $25.5 million in 1999. The $3.4 million increase in cash flows provided by operating activities was primarily attributable to a $10.4 million decrease in net income which was more than offset by the addback of non-cash operating items and the changes in assets and liabilities.

         Investing Activities. Cash flows used in investing activities were $2.3 million in 2000, as compared to cash flows used in investing activities of $1.3 million during 1999. The increase is primarily attributable to a purchase of cutting rights in June 2000 for approximately $1.3 million, partially offset by the Company's $0.3 million investment in affiliate in 1999.

         Financing Activities. Cash flows used in financing activities were $26.2 million in 1999 and 2000. During 1999 and 2000, the Company paid $26.2 million in distributions to its members.

Notes

         On November 14, 1997, the Company issued $225.0 million aggregate principal amount of Notes (the "Notes") representing unsecured general obligations of the Company which bear interest at 9 5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes will not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Company in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date. Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. There can be no assurance that the Company will have access to sufficient funds to repurchase the Notes in the event of a change in control.

         The indenture governing the Notes (the "Indenture") contains various affirmative and restrictive covenants applicable to the Company and its subsidiaries, including limitations on the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Master Partnership, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Master Partnership, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations or engage in a different line of business. Under the Indenture, the Company will be permitted to make cash distributions to the Master Partnership so long as no default or event of default exists or would exist upon making such distribution (a) if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or
(b) if the Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount not to exceed (i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Units) received by the Master Partnership. The Company was in compliance with these covenants at December 31, 2000 and 1999.

Affiliate Credit Facility

         During the second quarter of 2000, the Company renewed its existing credit agreement with an affiliate of the Manager ("Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The Affiliate Credit Facility will expire on June 30, 2001. At that time, amounts borrowed will be due and payable. As of December 31, 2000 there were no outstanding borrowings under the Affiliate Credit Facility. The Company's intent is to replace the Affiliate Credit Facility with a bank facility during 2001. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's intent is to use new funds raised through investment and commercial banks for acquisitions, if any, although there can be no assurance that such financing will be available on terms acceptable to the Company.

         Under the Affiliate Credit Facility, so long as no Event of Default (as defined in the Affiliate Credit Facility) exists or would result, the Company will be permitted to make quarterly cash distributions to the Master Partnership in an amount not to exceed Available Cash (as defined in the Affiliate Credit Facility) in the preceding quarterly period.

Capital Expenditures/Cash Distributions

         Capital expenditures in 2000 totaled $2.3 million. The Company purchased timber cutting rights for approximately 4.2 MMBF of timber for $1.3 million. The remaining $1.0 million in capital expenditures incurred were mainly in the nature of land management/silvicultural costs, miscellaneous equipment and computer hardware. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be significant and will consist mainly of land management/silvicultural expenditures. It is currently anticipated that the Company will not maintain significant log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.5 million in 2001. Capital expenditures will consist primarily of capitalized silvicultural costs and miscellaneous equipment purchases.

         Cash required to meet the Company's debt service and the Master Partnership's quarterly cash distributions will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The debt service and quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels will be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon.

Effects of Inflation

         Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Recent Developments

        In November 2000, the Company announced that an independent committee of the board of directors had been formed to evaluate management proposals to take the Master Partnership private. The independent committee has retained separate legal counsel and intends to retain financial advisors to assist in this process. To date, a proposal from management has not been received.

New Accounting Standard - SFAS No. 133

        In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended, is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company had no outstanding derivative positions at December 31, 2000, and therefore believes that adoption of SFAS 133 will not significantly affect its financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

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



     Name                                    Age                              Position with General Partner
     ----                                    ---                              -----------------------------

    John M. Rudey                            57           Chairman, Chief Executive Officer, President and Director (1)

    Aubrey L. Cole                           77           Director (2)

    George R. Hornig                         46           Director (3)

    William A. Wyman                         62           Director (4)

    Alan B. Abramson                         55           Director (5)

    Robert F. Wright                         75           Director (6)

    Thomas C. Ludlow                         54           Vice President and Chief Financial Officer

    Martin Lugus                             60           Vice President, Timberland Operations

    Toby A. Luther                           27           Assistant Vice President, Corporate Controller - Western Operations

    Walter L. Barnes                         58           Assistant Vice President, Harvesting

    Robert A. Broadhead                      49           Assistant Vice President, Marketing

    Jay Jeffrey Vermilya                     44           Assistant Vice President, Planning

    Christopher J. Sokol                     51           Assistant Vice President, Forestry



--------------------

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

         Aubrey L. Cole serves as a Director of the Manager. Since 1989 Mr. Cole has been a consultant for Aubrey Cole Associates, a sole proprietorship which provides management consulting services and makes investments. From 1986 to 1989, Mr. Cole was the Vice Chairman of the Board and Director of Champion International Corporation (a publicly traded forest products company) and from 1983 to 1993, Mr. Cole was the Chairman of Champion Realty Corporation (a land sales subsidiary of Champion International). Mr. Cole is a Director of Deotexas Inc. (a development stage company).

         George R. Hornig serves as a Director of the Manager. Since 1999, Mr. Hornig has been Managing Director of Credit Suisse First Boston's Private Equity Division. From 1993 to 1999, Mr. Hornig was an Executive Vice President of Deutsche Bank Americas Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated predecessor entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin & Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig is also a director of Unity Mutual Life Insurance Company and Forrester Research, Inc.

         William A. Wyman serves as a Director of the Manager, having been elected to the Board in January, 1999. Mr. Wyman is a former President of the Management Consulting Group of Booz, Allen & Hamilton. Mr. Wyman joined Booz Allen in 1965, where, until 1984 when he retired, he counseled a variety of service, natural resources and manufacturing companies on projects concerning strategic profit improvement and management organization. Mr. Wyman has served as a director of Donaldson, Lufkin & Jenrette, SS&C Technologies, Prime Response, Predictive Systems, Internosis, and Pega Systems.

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

           Thomas C. Ludlow became Vice President and Chief Financial Officer of the Manager in July 2000. From 1998 to 2000, Mr. Ludlow was Chief Financial Officer of Forest Systems, LLC, a Boston based timber investment management company. From 1995 to 1998, Mr. Ludlow was Director and head of North American Forest Products for Deutsche Morgan Grenfell, an international investment bank. Prior to 1995, Mr. Ludlow worked with various financial institutions. Mr. Ludlow holds an HBA in Business from the University of Western Ontario and an MBA from the Anderson School at the University of California, Los Angeles.

           Martin Lugus serves as Vice President - Timberland Operations of the Manager, responsible for all land management and operations on fee lands. Mr. Lugus was employed by Weyerhaeuser for 28 years, during which time he served as Forestry Manager from 1981 to 1991 and Timberlands Manager from 1991 to 1996 and then for the Manager in his current role.

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

           Robert A. Broadhead serves as Assistant Vice President - Marketing of the Manager since 1996, responsible for all log and stumpage sales transactions. Prior to joining the Manager in 1996, Mr. Broadhead was employed by Weyerhaeuser for 20 years and gained additional experience in investing and planning while serving as Planning Manager from 1981 to 1994.

           Jay Jeffrey Vermilya serves as Assistant Vice President - Planning of the Manager, responsible for all harvest planning as well as operating and developing the inventory and GIS systems. From 1979 to 1987 Mr. Vermilya worked for Crown Zellerbach Corp. and them from 1987 to 1994 as Chief Forester for the Cambell Group. Mr. Vermilya then went to work for Weyerhaeuser as district forester and then for the Manager in 1996 in the same role until 2000, when he assumed his current responsibilities.

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

Compliance with Section 16(a) of the Exchange Act

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Manager's officers and directors, and persons who own more than 10% of a registered class of equity securities of the Master Partnership, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Officers, directors and greater than ten percent securityholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           Based on its review of the copies of such forms received by it, or written representations regarding ownership of the Master Partnership's securities, the Company believes that during the fiscal year 2000, all filings required were properly made.

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

           The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the Manager's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") for services rendered during the fiscal year ended December 31, 2000:


               SUMMARY COMPENSATION TABLE
               --------------------------


                                                                                            Long-Term
                                                          Annual                          Compensation
                                                        Compensation                         Awards
                                                        ------------                         ------

                                                                                           Securities
    Name and Principal                      Fiscal                                         Underlying              All Other
    Position                                 Year       Salary ($)      Bonus ($)        Options/SARs(#)          Compensation
    --------                                 ----       ----------      ---------        ---------------          ------------

    John M. Rudey                            2000          $ 463,500      $ 256,750                --                    --
      Chairman and                           1999            450,000        225,000            50,000                    --
      Chief Executive Officer                1998            300,000        150,000                --                    --

    Thomas C. Ludlow                         2000             80,208         75,000            50,000                    --
      Vice President and                     1999                 --             --                --                    --
      Chief Financial Officer                1998                 --             --                --                    --

    Martin Lugus                             2000            123,600         30,900                --                    --
      Vice President - Timberland            1999            120,000         35,000                --                    --
                                             1998            101,521         24,625                --                    --

    Walter L. Barnes                         2000             97,850         24,463                --                    --
      Assistant Vice President               1999             95,000         23,750                --                    --
      - Harvesting                           1998             80,000         20,150                --                    --

    Robert A. Broadhead                      2000             92,700         23,175                --                    --
      Assistant Vice President               1999             90,000         22,500                --                    --
      - Marketing                            1998             77,150         19,275                --                    --

    Greg G. Byrne (1)                        2000            110,833         41,833                --                    --
      Vice President and                     1999            150,000         90,000            50,000                    --
      Chief Financial Officer                1998                 --             --                --                    --



----------------------
(1)      In August of 2000 Mr. Byrne resigned as the CFO of U.S. Timberlands.


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

         The following table sets forth certain information with respect to option grants to the named executive officers during fiscal 2000:




                 OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                                        Potential Realizable Value
                     Number of               % of Total                                                   at Assumed Annual Rates
                     Securities             Options/SARs                                                   of Unit Appreciation
                     Underlying               Granted              Exercise or                             for Option Term (2)
                                                                                                           --------------------
                    Options/SARs            to Employees           Base Price       Expiration
         Name         Granted            During Fiscal Year       ($/Unit) (1)         Date               5%                  10%
         ----         -------            ------------------       -------------        ----               --                  ---

Thomas C. Ludlow       50,000                  92.6%                 $9.813          07/03/10          $308,567            $781,970


(1) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than the date of record for the distribution for the quarter ended December 31, 2000.

(2) A ten-year period (the maximum length of the Unit Option term) was used for compounding purposes in the above calculations.

         The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 2000:





             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR ENDED OPTION/SAR VALUES
                       -----------------------------------


                                                                  Number of Securities
                                                                 Underlying/Unexercised                 Value of Unexercised
                                                                    Options/SARs at                 In-the-Money Options/SARs at
                            Shares                                 December 31, 2000                     December 31, 2000
                                                                   -----------------                     -----------------
                           Acquired
            Name         on Exercise      Value Realized    Exercisable       Unexercisable       Exercisable        Unexercisable
            ----         -----------      --------------    -----------       -------------       -----------        -------------

   John M. Rudey              --                $--              --                     157,218        $--                N/A (1)

   Thomas C. Ludlow           --                $--              --                      50,000        $--                N/A (1)

   Martin Lugus               --                $--              --                      64,331        $--                N/A (1)

   Walter L. Barnes           --                $--              --                      34,310        $--                N/A (1)

   Robert A. Broadhead        --                $--              --                      34,310        $--                N/A (1)

   Greg G. Byrne (2)          --                $--              --                 --                 $--                N/A





(1) At the close of trading on December 31, 2000, the market value of the Common Units was $6.69 per common unit. Since the Unit Options, once exercisable, would be exercisable at a range of $9.813 to $14.750 per unit, the in-the-money computation is inapplicable.

(2)  In August of 2000 Mr. Byrne resigned as the CFO of U.S. Timberlands.

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

         The Company paid approximately $129,000, $117,000 and $144,000 to the Directors of the Manager for consulting services during 2000, 1999 and 1998, respectively.

Employment Agreements

         The Manager has entered into an employment agreement with Mr. Rudey (the "Executive"). The agreement has a term expiring on December 31, 2002, and includes confidentiality and non-compete provisions.

         The agreement provides for an annual base salary of $450,000, subject to such increases as the Board of Directors of the General Partner may authorize from time to time. Effective January 1, 2001, the Board of Directors authorized an increase to $463,500. In addition, the Executive is eligible to receive an annual cash bonus to be determined by the Compensation Committee not to exceed 100% of his base salary. The Executive will be entitled to participate in such other benefit plans and programs as the Manager may provide for its employees in general.

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

         The duties of the Compensation Committee are to (i) determine the annual salary, bonus and benefits, direct and indirect, of all executive officers, (ii) review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees and (iii) serve as the Long-Term Incentive Plan Committee for the Company's Long-Term Incentive Plan.

         When setting executive officer compensation levels, the Compensation Committee considers a variety of quantitative and qualitative criteria tied to the strategic goals of the Company, such as maintaining the Minimum Quarterly Distribution, an executive's acceptance of additional responsibility and acquisition activity. The above factors were applied by the Compensation
Committee in determining the salary and bonus amounts for all executives, including the CEO.

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

Consulting Agreements

         The Manager has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the Manager. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the Manager. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements. In addition, the Manager entered into a consulting agreement with Mr. Wyman that provides for an annual retainer of $50,000 for services rendered at the request of the Manager. See also Compensation of Directors included in Item 11.

Related Party Transactions

         Glenn A. Zane, a principal of Mason, Bruce & Girard, served as the Acting Senior Vice President and Acting Director of Operations for the Company during 1999. In January 2000, Mr. Zane resigned as the Acting Senior Vice President and Acting Director of Operations for the Company. The Company has continued to utilize Mr. Zane and Mason, Bruce & Girard for consulting services. The Company paid approximately $821,000 and $925,000 to Mason, Bruce and Girard during 2000 and 1999, respectively. Such payments were for consulting services and include Mr. Zane's compensation as Acting Senior Vice President and Acting Director of Operations during 1999.

Investment in Affiliate

         In October 1999, the Company made an investment in U.S. Timberlands Yakima, LLC (USTY), an unconsolidated affiliate. USTY, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The Master Partnership contributed to USTY $294,000 of cash for 49% of USTY's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306,000 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Company's Manager, hold a controlling interest. The Company also acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22.0 million. The Company recorded its investment in the Senior LLC interest at its $18.9 million cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% of the $22.0 million agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at the Company's option on December 31, 2004 or at USTY's option at any time prior thereto, for a redemption price equal to the agreed upon value of the Preferred LLC Interests plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost, reduced by losses, if any, in excess of the Common LLC Interests. The Master Partnership accounts for its Common LLC Interest by the equity method. The Manager of the Company provides management services to USTY for a fee equal to 2% of USTY's earnings before interest, taxes, depreciation and amortization. The Company granted U.S. Timberlands Holdings Group, LLC an irrevocable proxy to vote its Common and Preferred Interests. During 1999, concurrently with and in order to facilitate USTY's acquisition of the Washington timberlands referred to above, an entity controlled by John M. Rudey agreed to acquire in the future a portion of the property and any related liabilities that the Company and USTY were unwilling to acquire, the sale of which was a condition of the seller to the USTY acquisition. Such entity was paid $2.7 million by the seller for its agreement to acquire such property and any related liabilities. The Manager's Conflicts Committee reviewed and approved the structure of the Company's investment in the affiliate.

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

Affiliate Credit Facility

         See the description of the Affiliate Credit Facility included in the Liquidity and Capital Resources section of Item 7.

                                     PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

(a)(1) and (2) Financial Statements

         See "Index to Financial Statements" set forth on page F-1.

(a)(3) Exhibits



                  +3.1  -- Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, LP
                        -- Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC
                  +3.2
                        -- Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and
                 +10.2    State Street Bank and Trust Company, as trustee

                 +10.3  -- Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, LP and certain other parties

                 *10.4  -- Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

                 *10.5  -- Employment Agreement for Mr. Rudey

                 *10.9  -- Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products LLC

                 *21.1  -- List of Subsidiaries

                  23.1  -- Consent of Richard A. Eisner & Company, LLP dated April 13, 2001.

(b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 2000.



* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2001.
                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                       By:    U.S. Timberlands Services Company, LLC
                              Its Manager

                       By:    /s/ John M. Rudey
                              --------------------------------------------------
                              John M. Rudey, Chairman, Chief Executive Officer
                               and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                                                                                     April 16, 2001
/s/  John M. Rudey                                  Chairman, Chief Executive Officer,
-------------------------------------------
                  John M. Rudey                     President and Director (Principal Executive
                                                    Officer)
                                                                                                     April 16, 2001
/s/ Thomas C. Ludlow                                Chief Financial Officer
--------------------------------------------
                  Thomas C. Ludlow
                                                                                                     April 16, 2001
/s/ Toby A. Luther                                  Corporate Controller -
--------------------------------------------           Western Operations
                  Toby A. Luther                       (Principal Accounting Officer)

                                                                                                     April 16, 2001
/s/ Aubrey L. Cole                                  Director
--------------------------------------------
                  Aubrey L. Cole
                                                                                                     April 16, 2001
/s George R. Hornig                                 Director
--------------------------------------------
                  George R. Hornig
                                                                                                     April 16, 2001
/s/  Alan B. Abramson                               Director
--------------------------------------------
                  Alan B. Abramson
                                                                                                     April 16, 2001
/s/  William A. Wyman                               Director
--------------------------------------------
                  William A. Wyman
                                                                                                     April 16, 2001
/s/  Robert F. Wright                               Director
--------------------------------------------
                  Robert F. Wright

EXHIBIT INDEX



    23.1  Consent of Richard A. Eisner & Company, LLP dated April 13, 2001.


CONSOLIDATED FINANCIAL STATEMENTS


Contents                                                                                                       Page

Independent auditors' report                                                                                    F-2

Consolidated balance sheets as of December 31, 2000 and 1999                                                    F-3

Consolidated statements of operations for the years ended December 31, 2000, 1999, and 1998                     F-4

Consolidated statements of changes in members' equity for the years ended December 31, 2000,
1999 and 1998                                                                                                   F-5

Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998                      F-6

Notes to consolidated financial statements                                                                      F-7


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Members of U.S. Timberlands Klamath Falls, LLC


We have audited the accompanying consolidated balance sheets of U.S. Timberlands Klamath Falls, LLC and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in members' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Timberlands Klamath Falls, LLC and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
January 24, 2001, except as to Note 15, as to which the date is February 26, 2001

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY


    Consolidated Balance Sheets
    (in thousands)


                                                                                December 31,
                                                                                    2000                1999
                                                                                  ---------           ---------
    ASSETS
    Current assets:
          Cash and cash equivalents                                               $   3,168           $   2,798
          Accounts receivable, net                                                    4,430                 672
          Other receivables                                                             160                 124
          Notes receivable                                                            2,285               2,344
          Prepaid expenses and other current assets                                      35                 981
                                                                                  ---------           ---------
                   Total current assets                                              10,078               6,919

    Timber and timberlands, net                                                     265,109             293,828
    Investment in affiliate                                                          20,588              18,537
    Property, plant and equipment, net                                                  926               1,038
    Notes receivable, less current portion                                                -               2,304
    Deferred financing fees, net                                                      4,648               5,323
                                                                                  ---------           ---------
                   Total assets                                                   $ 301,349           $ 327,949
                                                                                  =========           =========


    LIABILITIES AND MEMBERS' EQUITY
    Current liabilities:
          Accounts payable                                                        $   1,222           $     346
          Accrued liabilities                                                         3,326               3,286
          Deferred revenue                                                            1,474                  39
          Payable to manager and affiliate                                            2,065                 840
                                                                                  ---------           ---------
                   Total current liabilities                                          8,087               4,511
                                                                                  ---------           ---------
    Long-term debt                                                                  225,000             225,000
                                                                                  ---------           ---------
    Commitments and contingencies (Note 14)

    Members' Equity:
          Managing member's interest                                                    683                 984
          Nonmanaging member's interest                                              67,579              97,454
                                                                                  ---------           ---------
                                                                                     68,262              98,438
                                                                                  ---------           ---------
                   Total liabilities and members' equity                          $ 301,349           $ 327,949
                                                                                  =========           =========






See notes to consolidated financial statements.                              F-3

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY


   Consolidated Statements of Operations
   (in thousands)

                                                                        Year Ended December 31,

                                                                    2000                 1999                 1998
                                                                  --------             --------             --------
   Revenues:
         Log and stumpage sales                                   $ 72,268             $ 76,594             $ 63,636

         Timber and property sales                                   2,900                    -                6,275
         By-products and other                                         571                  400                1,413
                                                                  --------             --------             --------
                                                                    75,739               76,994               71,324
                                                                  --------             --------             --------

   Cost of products sold:
         Cost of timber harvested                                  (19,853)             (17,056)             (16,683)
         Cost of timber and property sales                          (2,641)                   -               (5,917)
         Depletion, depreciation and road amortization             (28,816)             (23,318)             (21,938)
                                                                  --------             --------             --------
              Gross profit                                          24,429               36,620               26,786

   Selling, general and administrative expenses                     (8,428)              (8,477)             (10,462)
   Share of  net income (loss) of affiliate                          2,051                 (607)                   -
                                                                  --------             --------             --------
   Operating income                                                 18,052               27,536               16,324

   Interest expense                                                (21,921)             (21,937)             (22,183)
   Amortization of deferred financing fees                            (675)                (675)                (675)
   Interest income                                                     403                  565                  460
   Other income (expense), net                                         208                1,162                 (309)
                                                                  --------             --------             --------
   Net income (loss)                                              $ (3,933)             $ 6,651             $ (6,383)
                                                                  ========              =======             ========


See notes to consolidated financial statements.                              F-4

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY


    Consolidated Statements of Changes in Members' Equity
    (in thousands)


                                      Managing      Nonmanaging
                                      Member's       Member's         Total
                                      Interest       Interest    Members' Equity

    Balance, January 1, 1998          $ 1,471       $ 145,646     $ 147,117
    Distributions to members             (227)        (22,476)      (22,703)
    Net loss                              (64)         (6,319)       (6,383)
                                    ----------   -------------  ------------

    Balance, December 31, 1998          1,180         116,851       118,031
    Distributions to members             (263)        (25,981)      (26,244)
    Net income                             67           6,584         6,651
                                    ----------   -------------  ------------

    Balance, December 31, 1999            984          97,454        98,438
    Distributions to members             (262)        (25,981)      (26,243)
    Net loss                              (39)         (3,894)       (3,933)
                                    ----------   -------------  ------------

    Balance, December 31, 2000          $ 683        $ 67,579      $ 68,262
                                    ==========   =============  ============




See notes to consolidated financial statements.                              F-5

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY

   Consolidated Statements of Cash Flows
   (in thousands)
                                                                                      Year Ended December 31,
                                                                                2000              1999              1998
                                                                             --------           -------          --------
   Cash flows from operating activities:
       Net income (loss)                                                     $ (3,933)          $ 6,651          $ (6,383)

       Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
              Depreciation, depletion, amortization and cost of
                  timber and property sold                                     31,457            23,318            27,855
              (Gain) loss on disposal of assets                                   (39)               66                 -
              Amortization of deferred financing fees                             675               675               675
              Share of net (income) loss of affiliate                          (2,051)              607                 -
              Other non-cash items                                                  -                 -               361
              Changes in assets and liabilities:
                  Accounts receivable                                          (3,758)              855               999
                  Other receivables                                               (36)              989              (939)
                  Notes receivable                                              2,363            (3,469)            1,065
                  Prepaid expenses and other current assets                       946              (555)              108
                  Accounts payable                                                876              (387)             (671)
                  Accrued liabilities                                              40            (1,119)             (653)
                  Deferred revenue                                              1,435            (1,575)           (4,130)
                  Payable to manager and affiliate                                896              (553)              257
                                                                             --------           -------          --------
                     Net cash provided by operating activities                 28,871            25,503            18,544
                                                                             --------           -------          --------
   Cash flows from investing activities:
       Receivable from affiliate                                                    -              (294)                -
       Purchase of property, plant and equipment                                  (55)              (44)              (32)
       Proceeds from sale of assets                                                50                 8                 -
       Timber and road additions                                               (2,253)             (955)             (610)
                                                                             --------           -------          --------
                     Net cash used in investing activities                     (2,258)           (1,285)             (642)
                                                                             --------           -------          --------
   Cash flows from financing activities:
       Distributions to members                                               (26,243)          (26,244)          (22,703)
       Payment to affiliate                                                         -                 -            (1,000)
                                                                             --------           -------          --------
                     Net cash used in financing activities                    (26,243)          (26,244)          (23,703)
                                                                             --------           -------          --------
   Net increase (decrease) in cash and cash equivalents                           370            (2,026)           (5,801)
   Cash and cash equivalents, beginning of period                               2,798             4,824            10,625
                                                                             --------           -------          --------
   Cash and cash equivalents, end of period                                  $  3,168           $ 2,798          $  4,824
                                                                             ========           =======          ========

   Supplemental cash flow information:
       Cash paid for interest                                                $ 21,786          $ 21,746          $ 21,418

   Noncash activities:
       Contribution of timberlands for investment in affiliate                    $ -          $ 18,850               $ -




See notes to consolidated financial statements.                              F-6

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(dollar amounts in thousands)


1. Business and Significant Accounting Policies:

Business
The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, LLC ("USTK"), a Delaware limited liability company, and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for USTK's notes (defined below). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation. An investment in affiliate is carried at cost, plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the common members' interest in the investee (See Notes 3 and 9).

U.S. Timberlands Company, LP (the "MLP") owns a 99% nonmanaging member interest in USTK. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in USTK and through USTK to acquire and own the business and assets of U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, LLC. U.S. Timberlands Services Company, LLC (the "Manager") manages the business of the Company and owns a 1% managing member interest in USTK.

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

Revenue Recognition
Revenue on delivered log sales are recognized upon delivery to the customer. Revenue on timber deeds and timber and property sales are generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested. Deferred revenue as of December 31, 2000 represents a customer deposit for a timber deed sale that was closed in January 2001. At December 31, 1999 deferred revenue represents cash received in advance of logs harvested under stumpage contracts.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company's trade accounts and notes receivable are derived from sales to third party wood processors. The Company's four largest customers accounted for approximately 22%, 14%, 11%, and 10% of the Company's aggregate net revenues from log, stumpage, and timber deed sales for the year ended December 31, 2000. In 1999, these customers represented approximately 17%, 15%, 18%, and 14%, respectively, of aggregate net revenues from log, stumpage and deed sales. In 1998, these four customers accounted for approximately 27%, 18%, 19%, and 10% of aggregate net revenues from log, stumpage and deed sales. No other single customer accounted for more than 10% of aggregate net revenues from log, stumpage, and timber deed sales in those years. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both. The Company's four largest customers accounted for 27% of the Company's accounts receivable at December 31, 2000 and none of the Company's accounts receivable at December 31, 1999. The Company periodically reviews its allowance for doubtful accounts and reserves an estimated amount for such accounts. As of December 31, 2000 and 1999 the Company had an allowance for doubtful accounts of $550 and $200, respectively.

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

Deferred Financing Fees
Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt. The Company presents deferred financing fees net of accumulated amortization. The accumulated amortization of deferred financing fees as of December 31, 2000 and 1999 was $2,102 and $1,427, respectively.

Income Taxes
USTK is a limited liability company. Accordingly, USTK is not liable for federal or state income taxes since USTK's income or loss is reported on the separate tax returns of the individual members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

Unit-Based Compensation Plans
The Company accounts for its granting of unit options to employees and directors of the MLP's Manager under the MLP's unit-based compensation plans under the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provisions of the Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (See Note 10).

New Accounting Standard
In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended, is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company had no outstanding derivative positions at December 31, 2000, and therefore believes that the adoption of SFAS 133 will not significantly affect its financial statements.

Reclassifications
Certain amounts in prior years have been reclassified for comparability purposes and have no impact on net income or members' equity.

2.  Timber and Timberlands:
Timber and Timberlands consisted of the following at December 31:


                                                    2000           1999
                                                  -----------   ------------

Timber and logging roads                          $  317,651    $   317,856
Timberlands                                           39,111         39,338
Seed orchard and nursery stock                         1,364          1,277
                                                  -----------   ------------

                                                     358,126        358,471
Less accumulated depletion and road amortization      93,017         64,643
                                                  -----------   ------------

                                                  $  265,109    $   293,828
                                                  ===========   ============

3.  Investment in Affiliate:
Following is summarized financial information for U.S. Timberlands Yakima, LLC, the MLP's equity basis affiliate (See Note 9), as of and for the years ended December 31:

                                                                                      2000          1999
                                                                                  ------------  ------------

       Current assets                                                               $   3,887    $    9,129
       Noncurrent assets, principally timber and timberlands                           71,174        74,726
       Current liabilities                                                             11,195         5,611
       Noncurrent liabilities - long-term debt                                         42,807        60,000
       Redeemable preferred member interest (owned by the
                     Company)                                                          20,295        18,243
       Net sales                                                                       25,606           560
       Gross profit                                                                    10,018           342
       Net income (loss)                                                                2,815        (1,207)



4.  Property, Plant and Equipment:
Property, plant and equipment consisted of the following at December 31:

                                                                                      2000          1999
                                                                                  ------------  ------------

       Equipment                                                                    $     661     $     674
       Buildings and improvements                                                         843           843
                                                                                  ------------  ------------

                                                                                        1,504         1,517
       Less accumulated depreciation and amortization                                     578           479
                                                                                  ------------  ------------

                                                                                    $     926    $    1,038
                                                                                  ============  ============




5.  Accrued Liabilities:
Accrued liabilities consisted of the following at December 31:

                                                                                      2000          1999
                                                                                  ------------  ------------

       Interest                                                                     $   2,792    $    2,729
       Severance and harvest tax                                                          217           242
       Other                                                                              317           315
                                                                                  ------------  ------------

                                                                                    $   3,326    $    3,286
                                                                                  ============  ============


6.  Short-Term Debt:
In 2000, the Company extended a credit facility with an affiliate of the Manager (the "Affiliate Credit Facility"), which allows the Company to borrow up to $12.0 million. The Company's obligations under the Affiliate Credit Facility represent unsecured general obligations. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.25% at December 31, 2000), which is based on the Company's leverage ratio. The prime lending rate was 9.50% at December 31, 2000. The Affiliate Credit Facility expires on June 30, 2001 and all amounts borrowed thereunder shall then be due and payable. There were no outstanding borrowings under the Affiliate Credit Facility at December 31, 2000 and 1999. Peak borrowings were $6,000 and $3,000 under the Affiliate Credit Facility during 2000 and 1999, respectively. A commitment fee of 0.5% is payable quarterly on the unused available portion of the Affiliate Credit Facility. Total interest and fees paid to the affiliate were $130 and $58 in 2000 and $25 and $29 in 1999, respectively.

The Affiliate Credit Facility contains certain restrictive covenants, including limits on the ability of the Company to make cash distributions, incur certain additional indebtedness or incur certain liens. The Affiliate Credit Facility also contains financial ratio covenants as to EBITDDA (earnings before interest, taxes, depreciation, depletion, and amortization), interest coverage ratio, and leverage ratio. The Company was in compliance with these covenants at December 31, 2000.

7. Long-Term Debt:

Senior Notes
The $225,000 of Notes, which were issued in 1997, were issued jointly and severally by the Company and its wholly owned subsidiary, Finance Corp. (collectively the "Issuers"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Company and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiary to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations.

8.  Members' Equity:
Allocation of Income (Loss)
As provided in the Company's Operating Agreement, income and losses are allocated 99% to the MLP and 1% to the Manager.

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

The MLP Agreement sets forth certain cash distribution target rates for the Company to meet in order for the Manager's share of Available Cash to increase (such increases referred to as "Incentive Distributions"). To the extent that the quarterly distributions exceed $.550 per Common and Subordinated Unit, the Manager receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $.633 per Common and Subordinated Unit, the Manager receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $.822 per Common and Subordinated Unit, the Manager receives 50% of the excess Available Cash. Since the quarterly distributions did not exceed the minimum quarterly distributions for 2000, 1999 or 1998, the Manager did not receive any such Incentive Distributions for those years.

9.  Certain Relationships and Related Party Transactions:
Manager
The Manager has the ability to control management of the Company and the MLP and has all voting rights of the Company and the MLP except for certain matters set forth in USTK's Operating Agreement and in the MLP's Partnership Agreement, as amended. The ownership of Subordinated and Common Units by certain affiliates of the Manager effectively gives the Manager the ability to prevent its removal.

The Manager does not receive any management fee or other compensation in connection with its management of the Company. The Manager and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. USTK's Operating Agreement provides that the Manager will determine the expenses that are allocable to the Company in any reasonable manner determined by the Manager in its sole discretion. Related noninterest bearing receivables and payables between the Manager and the Company are settled in the ordinary course of business. As of December 31, 2000 and 1999, the Company had a payable to the Manager of $955 and $840, respectively. During 2000, 1999, and 1998 expenses allocated to and reimbursed by the Company totaled $7,717, $8,347, and $9,058, respectively.

Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the Manager have a duty to manage the Company and the MLP in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company.

Consulting Agreements
As of December 31, 2000, the Manager has consulting agreements with affiliates of certain Directors of the Manager, pursuant to which each such person or firm has provided and/or will provide consulting services to the Manager. The agreements provide for an annual retainer of $25 to $50, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 2000, 1999, and 1998 amounted to $129, $117, and $144, respectively.

Investment in Affiliate
In October 1999, the Company made an investment in U.S.  Timberlands Yakima, LLC
(USTY), an unconsolidated affiliate. USTY, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The MLP contributed to USTY $294 of cash for 49% of USTY's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Company's Manager, hold a controlling interest. The Company also acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at the Company's option on December 31, 2004 or at USTY's option at any time prior thereto, for a redemption price equal to the agreed upon value of the Preferred LLC Interests plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the Common LLC Interests. The MLP accounts for its Common LLC Interest by the equity method.

The Manager of the Company provides management services to USTY for a fee equal to 2% of USTY's earnings before interest, taxes, depreciation and amortization. The MLP and Company granted U.S. Timberlands Holding Group, LLC an irrevocable proxy to vote their respective Common and Preferred Interests. During 1999, concurrently with and in order to facilitate USTY's acquisition of the Washington timberlands referred to above, an entity controlled by John M. Rudey agreed to acquire in the future a portion of the property and any related liabilities that the Company and USTY were unwilling to acquire, the sale of which was a condition of the seller to the USTY acquisition. Such entity was paid $2,700 by the seller for its agreement to acquire such property and any related liabilities. The Manager's Conflicts Committee reviewed and approved the structure of the Company's investment in the affiliate.

In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from USTY for $1.3 million. These timber cutting rights expire in June 2003. In December 2000, the Company sold approximately 8,000 acres of timberland located in Central Oregon to USTY for $2,900.

Payments to Affiliate
See Note 6 regarding interest and commitment fees paid to an affiliate of the Manager under the Affiliate Credit Facility.

Severance and Settlement
Selling, general and administrative expenses in 1999 included $675 related to settlement with former employees of the Company. In 1998, selling, general and administrative expenses included approximately $1,280 in severance to former employees. In addition, pursuant to the terms of the Manager's operating agreement, the member interests of three former employees were subject to repurchase at an aggregate price of $385 payable in three annual installments commencing February 1, 1998. The aggregate repurchase of the member interests was included in selling, general and administrative expenses in 1998 and the Company has reimbursed the Manager for such repurchase payments.

Other Related Party Transactions
During 1999, Glenn A. Zane served as Acting Senior Vice President and Acting Director of Operations for the Company. The Company paid approximately $821 and $925 during 2000 and 1999, respectively, to Mason, Bruce & Girard, of which Mr. Zane is a partner. Such payments were for consulting services and include Mr. Zane's compensation.

10.  Management Incentive Plans:
Unit Option Plans
The MLP maintains a Unit Option Plan which provides for the granting of unit options ("Unit Options") to employees and directors of the Manager who perform services for the Company.

The Plan permits the grant of Unit Options covering 857,749 of the MLP's Common Units. Unit Options granted under the MLP's Unit Option Plan are determined by the Long-Term Incentive Plan Committee of the MLP's Board of Directors (the "LTIP Committee") and are granted at fair market value at the date of the grant. During 1997, in connection with the reorganization of the Company and concurrent with the initial offering of public units by the MLP, 604,153 Unit Options were granted to key employees and directors of the MLP's General Partner. An additional 90,622 Unit Options were granted to key employees and directors on December 12, 1997, in connection with the closing of the sale of 1,118,803 Common Units pursuant to the exercise by the underwriters of their overallotment option. In 1998, 100,000 Unit Options were granted to directors and 240,170 options were granted to employees, and in 1999, 200,000 Unit Options were granted to directors and 142,620 options were granted to employees. In 2000, 54,000 Unit Options were granted to employees. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of MLP's Subordinated Units to Common Units. Provided that the minimum quarterly distribution (as that term is defined in the MLP Agreement) has been paid to Common and Subordinated Unitholders for three consecutive four-quarter periods, 25% of the Subordinated Units will convert to Common Units as early as 2001, 25% as early as 2002 and the remaining 50% may convert to Common Units as early as 2003. Once the performance criteria are achieved, the Company will record compensation expense for the difference between the exercise price and fair value of the Common Units, with a corresponding increase to members' equity. Although the performance criteria were met for the years ended December 31, 2000, 1999 and 1998, no compensation expense was recorded during such years, as the market price of the units was less than the exercise price during such years.

Activity with respect to the MLP's unit option plan follows:



                                                                                   Weighted
                                                                                    Average
                                                              Number of            Exercise
                                                               Shares                Price
                                                          ------------------   ------------------

       Outstanding, December 31, 1997                               694,775                14.75 (a)
       Unit options granted                                         340,170                14.75
       Unit options cancelled                                      (584,628)               14.75
                                                          ------------------


       Outstanding, December 31, 1998                               450,317                14.75
       Unit options granted                                         342,620                13.16
       Unit options cancelled                                       (35,310)               14.71
                                                          ------------------


       Outstanding, December 31, 1999                               757,627                14.02
       Unit options granted                                          54,000                 9.70
       Unit options cancelled                                       (54,000)               13.89
                                                          ------------------


       Outstanding, December 31, 2000                               757,627                13.75
                                                          ==================




(a) Options were originally granted with exercise prices ranging from $21.00 to $21.44 per unit. During December 1998, the exercise price was reduced to $14.75 per unit by the Board of Directors.


As of December 31, 2000 exercise prices for options outstanding were between $5.84 and $14.75 with a weighted average exercise price of $13.75 per unit. The weighted average remaining contractual life of the options was 8 years. There were no unit options exercisable at December 31, 2000, 1999 or 1998.

The Company has computed, for pro forma disclosure purposes as required by SFAS 123, the value of the Unit Options granted by the MLP under the Unit Option Plan. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for 2000, 1999 and 1998:



                                                             2000                 1999                 1998
                                                       ------------------   ------------------   ------------------

       Risk-free rate of return                              5.98%                4.88%                5.50%

       Expected dividend yield                               9.52%                9.52%                9.52%

       Expected life of the Unit Options                    5 Years              5 Years              5 Years

       Expected volatility                                  80.59%               49.65%               25.50%






The weighted-average fair value of unit options was $3.61, $2.87 and $2.02 for options granted in 2000, 1999 and 1998, respectively.

If the Company had adopted the expensing provisions of SFAS 123, the impact on 2000, 1999 and 1998's net income (loss) would have been as follows:




                                                            Year Ended December 31,
                                                       2000              1999               1998
                                                   --------           -------           --------
     Net income (loss) as reported                 $ (3,933)          $ 6,651           $ (6,383)

     Net income (loss) pro forma                     (4,470)            6,204             (6,629)





For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed subordinated units conversion period.

Restricted Unit Plan:
During 1997, the MLP authorized the establishment of a restricted unit plan (the "Restricted Unit Plan"), which allows it to grant units (the "Restricted Units") to employees at the discretion of the LTIP Committee. No consideration will be payable by the plan participants upon vesting and issuance of the Restricted Units. Restricted Units granted during the subordination period would vest automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Restricted Units granted subsequent to the subordination period are the equivalent of Common Units. No Restricted Units have been granted as of December 31, 2000.

Income Interests of the Manager
In connection with the Common Units offering and the related formation of the MLP's General Partner, the Manager issued income interests to certain officers and directors of the General Partner at no cost. Such income interests participate pro rata in cash distributions from USTK and the MLP. Under certain circumstances, the MLP's General Partner is required to repurchase the income interests from officers and directors upon termination of their employment at fair market value as determined by independent appraisal (see Note 9, severance and settlement).

11.  Fair Value of Financial Instruments:
A summary of the fair value of the Company's significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

(a) Short-term financial instruments - The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturities of such items.

(b) Long-term debt - The estimated fair value of the Company's long-term debt was approximately $180,000 and $207,000 at December 31, 2000 and 1999, respectively, based on published market quotations.

(c) Interest rate collar agreement - The Company entered into interest rate collar agreements to manage interest rate risk. Contemplated variable rate borrowings did not occur, and accordingly, these agreements are marked to market. The fair value of these agreements is the estimated amount that the Company would receive or pay upon termination of the agreements at the balance sheet date or other specific point in time. The Company terminated the interest rate collar agreements effective in October 1999. Income or losses on these agreements is reflected in other income (expense) in the accompanying statements of operations in the amount $991 in 1999 and ($361) in 1998.


12.      Quarterly Results (Unaudited):


                                               Quarter Ended
                            December 31 (a)     September 30         June 30           March 31          Total Year
                           -------------------  -------------     -----------     --------------     -----------------
    2000
   Revenues                        $ 25,791         $ 14,064        $ 23,960          $ 11,924           $ 75,739
   Gross profit                       4,598            2,716          12,881             4,234             24,429
   Net income (loss)                 (2,306)          (5,229)          5,559            (1,957)            (3,933)

   1999
   Revenues                        $ 19,394         $ 26,175        $ 20,296          $ 11,129           $ 76,994
   Gross profit                       7,853           11,389          12,254             5,124             36,620
   Net income (loss)                    (55)           3,981           4,457            (1,732)             6,651





(a) The quarter ended December 31, 2000 includes revenues of $2,773 and related costs of $2,641 from a property sale.

13.      401(K) Defined Contribution Plan:
The  Company   sponsors  a  401(k)  defined   contribution   plan  which  covers
substantially all full-time employees. Company contributions to the plan totaled $30 in 2000, $34 in 1999 and $26 in 1998.

14.     Commitments and Contingencies:
Log Supply Agreement
On August 30, 1996, the Company entered into a wood supply agreement with Collins Products, LLC to supply a volume of approximately 34 million board feet of merchantable timber annually to Collins at market prices. The term of the agreement is ten years and is renewable for two additional terms of five years, each at the option of Collins.

Litigation
In November 2000, six purported class action lawsuits were filed against the Manager and the Board of Directors of the Manager (the "Board") alleging breach of fiduciary duty and self-dealing by the Manager and the Board in connection with an announcement on November 2, 2000 that a group led by senior management has begun the process to explore taking the MLP private (the "Going-Private Transaction").

All six lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. Each lawsuit was filed by a unitholder of the MLP, on behalf of all other unitholders of the MLP who are similarly situated, and seeks to have the class certified and the unitholder bringing the lawsuit named as representative of the class. In addition, the lawsuits seek to enjoin the Going-Private Transaction, to rescind the Going-Private Transaction if it is consummated, and to recover damages and attorneys' fees. In addition to naming the Manager and the Board as defendants, all six lawsuits name the MLP as a defendant.

In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

15.     Subsequent Event:
Distribution
In January 2001, the Board of Directors of the Manager authorized the Company to make a distribution applicable to the fourth quarter 2000. The total distribution in the amount of $6,561 (including $131 to the Manager) was paid on February 14, 2001 to Unitholders of record as of February 2, 2001.

Preferred Investment
On February 26, 2001, the Company contributed cutting rights on approximately 31,000 acres of timberland located in Central Oregon to its affiliate, USTY. The cutting rights have an agreed upon value of $12.0 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest include a cumulative annual guaranteed return of 5% of the $12.0 million agreed upon value. The additional senior preferred interest is redeemable at the Company's option on December 31, 2004 or at USTY's option any time prior thereto for a redemption price equal to the agreed upon value of the Preferred Interest, either in cash or by returning the contributed timberlands, plus any portion of the guaranteed return not yet paid by USTY prior to the redemption date. The Company recorded its additional preferred interest at its basis for the timber of approximately $10.9 million.