Form 10-Q
period 2001-06-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2001-08-20
CIK 1047739

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

                     --------------------------------------


          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 OR

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

                                    Form 10-Q

                                Table of Contents

                                                                           Page
Part I.  Financial Information

     Condensed Consolidated Statements of Operations

        Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 2001 and 2000 . . . .    3

         Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 2001 and 2000 . . . .      4

         Condensed Consolidated Balance Sheets
                  at June 30, 2001 and December 31, 2000 . . . . . . . . .     5

     Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2001 and 2000 . . . . . . . . .     6

         Notes to Condensed Consolidated Financial Statements  . . . . . .     7

         Management's Discussion and Analysis of Financial
                  Condition  and Results of Operations . . . . . . . . . .    10


Part II.  Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .     15

         Item 2.  Changes in Securities and Use of Proceeds . . . . . . .     15

         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .     15

         Item 4.  Submission of Matters to a Vote of Security Holders . .     15

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . .     15

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .     16



                                    2 of 17

PART l.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                           U.S. TIMBERLANDS KLAMATH FALLS, LLC
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                                       (UNAUDITED)

                                                                                        Three Months Ended June 30,
                                                                                 ------------------------------------------
                                                                                        2001                    2000
                                                                                 -------------------     ------------------
Revenues                                                                                    $ 7,327               $ 23,960
Cost of timber harvested                                                                     (2,299)                (2,937)
Depletion, depreciation and road amortization                                                (5,280)                (8,142)
                                                                                 -------------------     ------------------
      Gross profit (loss)                                                                      (252)                12,881
                                                                                 -------------------     ------------------

Selling, general and administrative expenses                                                 (1,882)                (2,205)
Equity in net income (loss) of affiliate                                                       (275)                   275
                                                                                 -------------------     ------------------
      Operating income (loss)                                                                (2,409)                10,951
                                                                                 -------------------     ------------------

Interest expense                                                                             (5,544)                (5,402)
Interest income                                                                                   9                    108
Amortization of deferred financing fees                                                        (169)                  (168)
Other income                                                                                     79                     70
                                                                                 -------------------     ------------------

      Net income (loss)                                                                     $(8,034)              $  5,559
                                                                                 ===================     ==================

      See accompanying notes to the condensed consolidated financial statements.



                                    3 of 17

                                U.S. TIMBERLANDS KLAMATH FALLS, LLC
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                            (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                   ----------------------------------
                                                                        2001               2000
                                                                   ---------------    ---------------

Revenues                                                                 $ 16,794           $ 35,884
Cost of timber harvested                                                   (6,991)            (6,824)
Depletion, depreciation and road amortization                             (10,187)           (11,945)
                                                                   ---------------    ---------------
      Gross profit (loss)                                                    (384)            17,115
                                                                   ---------------    ---------------

Selling, general and administrative                                        (4,435)            (4,161)
Equity in net income of affiliate                                               -              1,432
                                                                   ---------------    ---------------
      Operating income (loss)                                              (4,819)            14,386
                                                                   ---------------    ---------------

Interest expense                                                          (10,947)           (10,856)
Interest income                                                                83                230
Financing fees                                                               (337)              (337)
Other income                                                                  120                179
                                                                   ---------------    ---------------

      Net income (loss)                                                  $(15,900)          $  3,602
                                                                   ===============    ===============





      See accompanying notes to the condensed consolidated financial statements.


                                    4 of 17



                                           U.S. TIMBERLANDS KLAMATH FALLS, LLC
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (IN THOUSANDS)
                                                                                        June 30,            December 31,
                                                                                          2001                  2000
                                                                                   ------------------    ------------------
                                                                                      (Unaudited)                *
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $ 620               $ 3,168
     Accounts and current portion of notes receivable, net                                     1,319                 6,875
     Prepaid expenses and other current assets                                                    36                    35
                                                                                   ------------------    ------------------

          Total current assets                                                                 1,975                10,078

     Timber and timberlands, net                                                             243,885               265,109
     Investment in affiliate                                                                  36,877                20,588
     Property, plant and equipment, net                                                          858                   926
     Notes receivable, less current portion                                                      480                     -
     Deferred financing fees, net                                                              4,311                 4,648
                                                                                   ------------------    ------------------

          Total assets                                                                     $ 288,386             $ 301,349
                                                                                   ==================    ==================

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Borrowings under affiliate credit facility                                             $ 10,470                   $ -
     Accounts payable and accrued liabilities                                                  3,620                 4,548
     Payable to general partner and affiliate                                                  3,495                 2,065
     Deferred revenue                                                                              -                 1,474
                                                                                   ------------------    ------------------

          Total current liabilities                                                           17,585                 8,087
                                                                                   ------------------    ------------------

     Long-term debt                                                                          225,000               225,000
                                                                                   ------------------    ------------------

Members' equity:
     Managing member's interest                                                                  458                   683
     Nonmanaging member's interest                                                            45,343                67,579
                                                                                   ------------------    ------------------

                                                                                              45,801                68,262
                                                                                   ------------------    ------------------

          Total liabilities and members' equity                                            $ 288,386             $ 301,349
                                                                                   ==================    ==================

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


                                    5 of 17





                                           U.S. TIMBERLANDS KLAMATH FALLS, LLC
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                ------------------------------------------
                                                                                       2001                   2000
                                                                                ------------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                                   $ 156                $ 15,235
                                                                                ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                               (6,628)                 (2,143)
      Purchase of property, plant and equipment - net                                           -                     (52)
      Proceeds from sale of assets                                                             15                      46
                                                                                ------------------     -------------------
Net cash used in investing activities                                                      (6,613)                 (2,149)
                                                                                ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under affiliate credit facility                                       10,470                       -
      Distributions to members                                                             (6,561)                (13,122)
                                                                                ------------------     -------------------
Net cash used in financing activities                                                       3,909                 (13,122)
                                                                                ------------------     -------------------

Decrease in cash and cash equivalents                                                      (2,548)                    (36)
Cash and cash equivalents - beginning of period                                             3,168                   2,798
                                                                                ------------------     -------------------

Cash and cash equivalents - end of period                                                   $ 620                 $ 2,762
                                                                                ==================     ===================

Noncash activities:
      Contribution of timber cutting rights for investment in affiliate                  $ 12,987                     $ -
      Contribution of timberlands for investment in affiliate                             $ 3,302                     $ -



      See accompanying notes to the condensed consolidated financial statements.




                                    6 of 17

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

Basis of Presentation
These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K. Operating results for the quarter and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report on Form 10-K.


                                    7 of 17

Reclassifications
Certain amounts presented for 2000 have been reclassified for comparability purposes and have no impact on net income for the quarter or six month period ended June 30, 2000.


2.  Timber and Timberlands:
Timber and timberlands consisted of the following:


                                                                                June 30,           December 31,
                                                                                  2001                 2000
                                                                           -------------------  --------------------

        Timber and logging roads                                                   $  307,041            $  317,651
        Timberlands                                                                    38,289                39,111
        Seed orchard and nursery stock                                                  1,641                 1,364
                                                                           -------------------  --------------------

                                                                                      346,971               358,126
        Less accumulated depletion and road amortization                              103,086                93,017
                                                                           -------------------  --------------------

                                                                                   $  243,885            $  265,109
                                                                           ===================  ====================



3.   Investment In Affiliate:

                                 Quarter Ended         Quarter Ended       Six Months Ended      Six Months Ended
                                    June 30,             June 30,              June 30,              June 30,
                                      2001                 2000                  2001                  2000
                               -------------------  --------------------  -------------------   -------------------

        Net sales                         $ 1,209               $ 4,987              $ 5,859               $ 9,772
        Gross profit                          263                 2,196                3,199                 5,307
        Net income (loss)                  (1,607)                  369                 (378)                1,770



The following is summarized financial information for U.S. Timberlands Yakima, LLC ("USTY"), the MLP's equity basis affiliate:

During the six months ended June 30, 2001, the Company contributed cutting rights and timberland located in Central Oregon to its affiliate, USTY. The contributions have an aggregate agreed upon value of $12.0 million and $6.5 million, respectively, and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interests previously issued to the Company. The Company recorded its additional preferred interest at its basis for the cutting rights and timberland of approximately $10.9 million and $5.2 million, respectively. All property that has been contributed for the Company's Preferred Interest in USTY has been pledged as collateral by USTY under its credit facility with its lender.

On March 30, 2001, the Company purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004.


                                    8 of 17

4.  Short-Term Debt:
The Company has a credit facility with an affiliate of the Manager (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.50% at June 30, 2001), which is based on the Company's leverage ratio. The prime-lending rate was 6.75% at June 30, 2001. The Company had $10,470 in outstanding borrowings under the Affiliate Credit Facility at June 30, 2001. On June 30, 2001, the Company extended its Affiliate Credit Facility through September 30, 2001.

5.  Long-Term Debt and Distributions:
As of June 30, 2001 the Company was not authorized to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Senior Notes.

6.  Other Items:
On May 10, 2001, the MLP announced the receipt of an offer from a group led by senior management to take the MLP private. The offer from an entity controlled by management contemplates a cash tender offer for approximately 32% of the outstanding common limited partnership units of the MLP for $7.75 per unit in cash. Unitholders will receive 9.625%, seven-year senior subordinated notes of the entity controlled by management in the principal amount of $7.75 per unit, for the remaining common limited partnership units. This offer is subject to the consummation of financing with respect to which an oral commitment has been received, the execution of the definitive agreements and other customary conditions.

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



                                    9 of 17

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




                                    10 of 17

Current Market Conditions

     Second quarter 2001 prices for finished wood products (e.g., lumber, plywood, and engineered wood products) were consistent with first quarter 2001 but were still down significantly from the same periods in 2000. The Company has experienced significant decreases in log and timber prices for all species, with White Fir, Ponderosa Pine and Lodgepole Pine all being down over 15% in the second quarter of 2001 as compared to the same period in 2000. Declines in realization are also the result of change in the mix of logs.

Results of Operations

     Selected operating statistics for the Company:

------------------------------------------------------------------------------------------------------------
                                     Sales Volume (MBF)                 Price Realization (MBF)
------------------------------------------------------------------------------------------------------------
                                                             Timber                              Timber
             Period                   Logs      Stumpage      Deeds      Logs       Stumpage      Deeds

              2001
------------------------------------------------------------------------------------------------------------
Three Months Ended June 30             9,890            -      28,624     $ 313           $ -       $ 138
------------------------------------------------------------------------------------------------------------
Three Months Ended March 31           20,939            -      14,744     $ 357           $ -       $ 133
------------------------------------------------------------------------------------------------------------

              2000
------------------------------------------------------------------------------------------------------------
Three Months Ended June 30            13,908            -      51,037     $ 432           $ -       $ 346
------------------------------------------------------------------------------------------------------------
Three Months Ended March 31           20,564          503       8,701     $ 425         $ 379       $ 325
------------------------------------------------------------------------------------------------------------


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

     Revenues Revenues for the quarter ended June 30, 2001 were $7.3 million, a decrease of $16.7 million or 70% from revenues of $24.0 million for the same period in 2000. Revenues during the second quarter of 2001 were below the Company's expectations due to the continued industry price declines. Pricing for the majority of the Company's species is still at or near 15-year lows.

     Timber deed and stumpage sales for the second quarter of 2001 were $4.0 million on volume of 28.6 million board feet ("MMBF"), as compared to the same period in 2000, when timber deed and stumpage sales were $17.6 million on 51.0 MMBF. The average timber deed and stumpage price was $138 per thousand board feet ("MBF") during the second quarter of 2001, as compared to $346 per MBF for the same period in 2000. The decrease in deed and stumpage value reflects deteriorating market conditions as well as a change in mix during the second quarter of 2001 as compared to the same period in 2000.

     Log sales for the quarter ended June 30, 2001 were $3.1 million on volume of 9.9 MMBF, as compared to the same period in 2000 when log sales were $6.0 million on 13.9 MMBF. The average sales price was $313 per MBF for the second quarter of 2001, as compared to an average of $432 per MBF for the same period in 2000. The decline in log prices reflects a general decrease in log prices and a shift to a different species and grade mix sold during the second quarter of 2001 as compared to the same period in 2000. The decrease in the average log sales price was primarily attributable to a 30%, 23%, and 16% decrease in sales realization on Ponderosa Pine, White Fir, and Lodgepole Pine, respectively. The


                                    11 of 17
decrease in realization is a combination of pricing and mix in the second quarter of 2001 as compared to the second quarter of 2000.

     Gross Profit (Loss) The Company had a gross loss of $0.3 million in the second quarter of 2001 as compared to a gross profit of $12.9 million for the same period in 2000, a decrease of $13.2 million. As a percentage of sales the gross loss was (3.4%) as compared to a gross profit percentage of 53.8 % in the second quarter of 2000. The decrease in gross profit (loss) in dollars and as a percentage of sales is a result of significant decreases in the amount of realization on timber deed sales combined with deteriorating market conditions and increases in log and haul costs. Log and haul costs have increased as the Company has absorbed increased fuel cost.

     Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $0.3 million from $2.2 million in the second quarter of 2000 to $1.9 million in the second quarter of 2001. The decrease was primarily attributable to a decrease in professional service expenses of approximately $0.2 million.

     Equity in Net Loss of Affiliate Equity in net loss of affiliate was approximately $0.3 million for the second quarter of 2001 compared to equity in net income from affiliate of $0.3 million for the second quarter of 2000. During the second quarter of 2001, as a result of losses incurred by the affiliate, the Company reversed an accrual of the preferred return from an investment in affiliate from the first quarter of 2001. During the second quarter of 2000, as a result of losses incurred by the affiliate, the Company had accrued a return on its preferred interest in the same affiliate of $0.3 million.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues Revenues for the six months ended June 30, 2001 were $16.8 million, a decrease of $19.1 million or 53% from revenues of $35.9 million for the same period in 2000. This decrease in revenues was attributable to a continuation of market slumping. The Company experienced a $4.1 million decrease in log sales as well as a $14.8 million decrease in timber deed and stumpage sales.

     Log sales for the six months ended June 30, 2001 were $10.6 million on volume of 30.8 MMBF, as compared to the same period in 2000 when log sales were $14.7 million on 34.5 MMBF. The average sales price for logs during the six month period ended June 30, 2001 was down significantly from the same period in 2000 with Ponderosa Pine, White Fir and Lodegpole Pine all down over 15% from the average sales price for the first six months of 2000. This is due primarily to overall market conditions combined with the Company's change in sales mix.

     Timber deed and stumpage sales for the six months ended June 30, 2001 were $5.9 million on volume of 43.4 MMBF, as compared to the same period in 2000, when timber deed and stumpage sales were $20.7 million on volume of 60.2 MMBF. The average timber deed and stumpage sales price for the six months ended June 30, 2001 was $136 per MBF, as compared to $310 per MBF for the same period in 2000. The decrease in average timber deed and stumpage sales price can be attributed to lower log prices and market conditions.

     Gross Profit (Loss) Gross loss for the first six months of 2001 was $0.4 million compared to a gross profit of $17.1 million for the same period in 2000, a decrease $17.5 million. As a percentage of sales, gross profit decreased from 48% in the first six months of 2000 to a gross loss percentage of 2% in the same period of 2001. The decrease in gross profit was primarily from two factors. First the Company has continued to see significant declines in its sales


                                    12 of 17
realizations. Second, contracted log and haul costs on a per MBF basis are up significantly in the first six months of 2001 as compared to the same period in 2000 due to increased fuel costs.

     Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $0.3 million from $4.1 million in the first six months of 2000 to $4.4 million in the first six months of 2001. The increase is primarily attributable to an increase in professional services of approximately $0.4 million and a decrease in wages and wage related expenses of approximately $0.1 million.

     Equity in Net Income (Loss) of Affiliate The Company did not have equity in income (loss) of affiliate during the six months ended June 30, 2001. This was due to the fact that the affiliate did not have earnings to warrant such an accrual. During the six months ended June 30, 2000 the Company had equity in net income of affiliate of $1.4 million. During the first six months of 2000 the total equity in net income of affiliate of $1.4 million was a result of the Company's $0.6 million recapture of 1999 losses absorbed on its preferred interest in an affiliate combined with its $0.8 million preferred interest return from the same affiliate.


Financial Condition and Liquidity
     Operating Activities Cash flows provided by operating activities during the six months ended June 30, 2001 were $0.2 million, as compared to cash provided by operating activities of $15.2 million during the same period in 2000. The $15.0 million decrease is due primarily to the Company's net loss of $15.9 million compared to net income of $3.6 million during the first six months of 2000, a decrease of $19.5 million. This decrease was partially offset with an increase in cash flows provided due to changes in working capital components.

     Investing Activities Cash flows used in investing activities were $6.6 million during the first six months of 2001, as compared to $2.1 million during the same period in 2000. The increase is primarily attributable to the Company's purchase of cutting rights from its affiliate for approximately $4.5 million.

     Financing Activities Cash flows provided by financing activities for the first six months of 2001 were $3.9 million as compared to cash used in financing activities of $13.1 million for the same period in 2000. The change is due to the fact that the company did not make its $6.6 million distribution during the second quarter of 2001 combined with the Company's borrowings under the Affiliate Credit Facility during the first six months of 2001 of $10.5 million.

     The Company has a credit agreement with an affiliate of the Manager (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. The Affiliate Credit Facility was renewed on June 30, 2001 and will expire on September 30, 2001. As of June 30, 2001 the Company had $10.5 million in outstanding borrowings under the Affiliate Credit Facility.

     The agreements governing the Company's 9-5/8% senior notes (the "Notes") and the Affiliate Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial target thresholds. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of June 30,


                                    13 of 17

2001 the Company was not authorized to make distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Senior Notes.

     Through the first six months of 2001, the Company funded its operations and met its cash requirements for its first quarter distribution to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its Affiliate Credit Facility.

     Cash required to meet the Company's debt service and any cash distributions will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The debt service and quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon.



PART ll.  OTHER INFORMATION




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





                                    14 of 17

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.




                                    15 of 17

Item 6.  Exhibits and Reports on Form 8-K

 (a.) Exhibits



                +3.1    --   Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, LP

                +3.2    --   Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC

               +10.2    --   Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and
                             State Street Bank and Trust Company, as trustee
               +10.3    --   Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, LP and certain other parties
               *10.4    --   Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

               *10.5    --   Employment Agreement for Mr. Rudey

               *10.9    --   Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products LLC

             ++10.10    --   Operating Agreement of U.S. Timberlands Yakima, LLC

               *21.1    --   List of Subsidiaries



* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.
++ Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed on May 15, 2000.



(b.) Reports on Form 8-K


     The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.



                                    16 of 17

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 20, 2001        U.S. TIMBERLANDS KLAMATH FALLS, LLC
                             By: U.S. Timberlands Services Company, LLC
                                     as General Partner


                             By:  /s/  Thomas C. Ludlow
                                 ---------------------------------------------
                                 Thomas C. Ludlow
                                 Chief Financial Officer
                                 (Chief Financial Officer,
                                  Duly Authorized Officer,
                                  And Principal Accounting Officer)



                                    17 of 17