Form 10-Q
period 2001-09-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2001-11-19
CIK 1047739

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


          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001 OR

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


                                    Yes [X] No [ ]


                                    Form 10-Q

                                Table of Contents

                                                                                      Page
Part I.  Financial Information

         Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2001 and 2000 ...............3

         Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 2001 and 2000 ................4

         Condensed Consolidated Balance Sheets
                  at September  30, 2001 and December 31, 2000 .........................5

         Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2001 and 2000 ................6

         Notes to Condensed  Consolidated Financial Statements .........................7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................10


Part II.  Other Information

         Item 1.  Legal Proceedings ...................................................15

         Item 2.  Changes in Securities and Use of Proceeds ...........................15

         Item 3.  Defaults Upon Senior Securities .....................................15

         Item 4.  Submission of Matters to a Vote of Security Holders .................15

         Item 5.  Other Information ...................................................15

         Item 6.  Exhibits and Reports on Form 8-K ....................................16


                                    2 of 16

PART l.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                         Three Months Ended September 30,
                                                     -----------------------------------------
                                                            2001                   2000
                                                     ------------------     ------------------

Revenues                                                      $ 24,299               $ 14,064
Cost of timber harvested                                        (5,935)                (4,785)
Depletion, depreciation and road amortization                  (17,600)                (6,563)
                                                     ------------------     ------------------
      Gross profit                                                 764                  2,716

Selling, general and administrative                             (1,811)                (2,525)
Equity in net (income) of affiliate                             (1,695)
                                                     ------------------     ------------------
      Operating income                                          (2,742)                   191
                                                     ------------------     ------------------

Interest expense                                                (5,585)                (5,569)
Interest income                                                      2                     85
Amortization of deferred financing fees                           (169)                  (169)
Other income                                                        13                    233
                                                     ------------------     ------------------

      Net income (loss)                                         (8,481)                (5,229)



   See accompanying notes to the condensed consolidated financial statements.

                                    3 of 16

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                            ------------------------------------------
                                                                   2001                   2000
                                                            ------------------     -------------------
Revenues                                                             $ 41,093                $ 49,948
Cost of timber harvested                                              (12,926)                (11,609)
Depletion, depreciation and road amortization                         (27,787)                (18,508)
                                                            ------------------     -------------------
      Gross profit (loss)                                                 380                  19,831

Selling, general and administrative                                    (6,246)                 (6,686)
Equity in net income of affiliate                                      (1,695)                    607
                                                            ------------------     -------------------
      Operating income (loss)                                          (7,561)                 13,752
                                                            ------------------     -------------------

Interest expense                                                      (16,532)                (16,425)
Interest income                                                            85                     315
Amortization of deferred financing fees                                  (506)                   (506)
Other income                                                              133                   1,237
                                                            ------------------     -------------------

      Net income (loss)                                               (24,381)                 (1,627)




      See accompanying notes to the condensed consolidated financial statements.

                                    4 of 16

                                            U.S. TIMBERLANDS KLAMATH FALLS, LLC
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (IN THOUSANDS)

                                                                             September 30,        December 31,
                                                                                2001                  2000
                                                                         ------------------    -------------------
                                                                            (Unaudited)                 *
ASSETS
Current assets:
     Cash and cash equivalents                                                   $   2,622              $   3,168
     Accounts and current portion of notes receivable, net                           3,318                  6,875
     Prepaid expenses and other current assets                                          20                     35
                                                                         ------------------    -------------------

          Total current assets                                                       5,960                 10,078

     Timber and timberlands, net                                                   226,600                265,109
     Investment in affiliate                                                        34,889                 20,588
     Property, plant and equipment, net                                                828                    926
     Notes receivable, less current portion                                            257                      -
     Deferred financing fees, net                                                    4,142                  4,648
                                                                         ------------------    -------------------

          Total assets                                                           $ 272,676              $ 301,349
                                                                         ==================    ===================

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Affiliate credit facility outstanding                                       $       -              $       -
     Accounts payable and accrued liabilities                                        9,853                  4,548
     Payable to general partner and affiliate                                          784                  2,065
     Deferred revenue                                                                    -                  1,474
                                                                         ------------------    -------------------

          Total current liabilities                                                 10,637                  8,087
                                                                         ------------------    -------------------

     Long-term debt                                                                225,000                225,000
                                                                         ------------------    -------------------

Members' Equity:
     Managing member's interest                                                        370                    683
     Nonmanaging member's interest                                                  36,669                 67,579
                                                                         ------------------    -------------------

                                                                                    37,039                 68,262
                                                                         ------------------    -------------------

          Total liabilities and members' equity                                  $ 272,676              $ 301,349
                                                                         ==================    ===================

* Derived from audited Consolidated Balance Sheet as of December 31, 2000.

                                    5 of 16

     See accompanying notes to the condensed consolidated financial statements.

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                             -----------------------------------------
                                                                                    2001                   2000
                                                                             ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                            $  12,864               $ 20,589
                                                                             ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                            (6,864)                (2,279)
      Purchase of property, plant and equipment - net                                        -                    (52)
      Proceeds from sale of assets                                                          15                     46
                                                                             ------------------     ------------------
Net cash used in investing activities                                                   (6,849)                (2,285)
                                                                             ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to members                                                          (6,561)               (19,683)
                                                                             ------------------     ------------------
Net cash used in financing activities                                                   (6,561)               (19,683)
                                                                             ------------------     ------------------

Decrease in cash and cash equivalents                                                     (546)                (1,379)
Cash and cash equivalents - beginning of period                                          3,168                  2,798
                                                                             ------------------     ------------------

Cash and cash equivalents - end of period                                            $   2,622               $  1,419
                                                                             ==================     ==================

Noncash activities:
      Contribution of timber cutting rights and timberlands
        for investment in affiliate                                                  $  16,289               $     -




      See accompanying notes to the condensed consolidated financial statements.

                                    6 of 16

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

U.S. Timberlands Company, LP (the "MLP") owns a 99% non-managing member interest in USTK. The MLP was formed in 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, LLC. U.S. Timberlands Services Company (the "Manager") manages the business of the Company and owns a 1% managing member interest in USTK.

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

Basis of Presentation
These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted with the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report on Form 10-K.



Reclassifications
Certain amounts presented for 2000 have been reclassified for comparability purposes and have no impact on net income for the three and nine month periods ended September 30, 2000.

                                    7 of 16

2.  Timber and Timberlands:
Timber and timberlands consisted of the following:



                                                                            September 30,         December 31,
                                                                                 2001                 2000
                                                                          -------------------  --------------------
        Timber and logging roads                                                  $  310,132           $   317,651
        Timberlands                                                                   35,764                39,111
        Seed orchard and nursery stock                                                 1,780                 1,364
                                                                          -------------------  --------------------

                                                                                     347,676               358,126
        Less accumulated depletion and road amortization                             121,076                93,017
                                                                          -------------------  --------------------

                                                                                  $  226,600           $   265,109
                                                                          ===================  ====================



3.       Investment In Affiliate:
The following is summarized financial information for U.S. Timberlands Yakima, LLC ("USTY"), the MLP's equity basis affiliate:



                              Three Months Ended     Three Months Ended     Nine Months Ended     Nine Months Ended
                                 September 30,          September 30,         September 30,         September 30,
                                     2001                   2000                  2001                  2000
                              --------------------   --------------------  --------------------  --------------------

        Net sales                    $ 993                $ 7,404               $ 6,852              $ 17,177
        Gross profit                    30                  1,980                 3,230                 7,295
        Net income (loss)           (2,081)                  (125)               (2,459)                1,642



During the nine months ended September 30, 2001, the Company contributed cutting rights and timberland located in Central Oregon to its affiliate, USTY. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its basis for the cutting rights and timberland of approximately $16.3 million. All property that has been contributed for the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender. During the nine months ended September 30, 2001 the Company exchanged a previous contribution of cutting rights to its affiliate with an agreed upon value of $12.0 million and a cost basis of $11.9 million for other properties with similar valuations.

On March 30, 2001, the Company purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004.

On September 17, 2001 the Company sold timber cutting  rights for  approximately
80.6 million board feet to USTY for $12.0 million. These timber cutting rights expire in August 2004.

                                    8 of 16

4.  Short-Term Debt:
The Company has a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.50% at September 30, 2001), which is based on the Company's leverage ratio. The prime-lending rate was 6.00% at September 30, 2001. The Company had $0 in outstanding borrowings under the Affiliate Credit Facility at September 30, 2001. The Affiliate Credit Facility was scheduled to expire by its terms at the end of September 2001. The affiliate of the General Partner that provides the Affiliate Credit Facility has extended the Affiliate Credit Facility through December 31, 2001. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. The Company and the affiliated lender have also initiated discussions with respect to a further extension of the credit facility on terms comparable to those that would be obtained from an unaffiliated financing source.

5.  Long-Term Debt and Distributions:
As  of  September  30,  2001,   the  Company  was  not  permitted  to  make  any
distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Senior Notes.

6.  Other Matters:
On November 8, 2001, the Company announced the receipt of a revised offer from a group led by senior management to take the Company private. The revised offer contemplates a cash tender offer for approximately 50% of the outstanding common limited partnership units not already owned by the entity or its affiliates for $3.75 per unit in cash. Unitholders will receive 7.0%, seven-year senior subordinated notes of the Company in the principal amount of $3.75 per unit for the remaining common limited partnership units. This offer is subject to the execution of the definitive agreements and other customary conditions, as well as the dismissal or satisfactory settlement of the Company's outstanding class action litigation.

On May 10, 2001, the Board of Directors of the General Partner announced an indefinite suspension of the quarterly distribution to Unitholders due to current conditions in the timber market.


                                    9 of 16

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

Current Market Conditions

     Third quarter 2001 prices for finished wood products (e.g., lumber, plywood, and engineered wood products) were higher than second quarter 2001 prices, but were down from the same period in 2000. This was a result of increased log prices for Douglas Fir and Sawlog Ponderosa Pine, which accounts for 70% of the third quarter harvest mix. Average realizations were down 10% from the previous year, but up 33% from the previous quarter. 11% of the increase was due to better species mix of logs in the third quarter. 5% of the increase was due to lower logging costs and 17% of the increase was due to higher log prices.

                                    10 of 16

Results of Operations

         Selected operating statistics for the Company:


                                       Sales Volume (MBF)                  Price Realization (MBF)

                                                                Timber                               Timber
              Period                    Logs      Stumpage      Deeds       Logs       Stumpage      Deeds

               2001
Three Months Ended September 30         27,984            -       83,899     $ 347           $ -       $ 173
Three Months Ended June 30               9,890            -       28,624     $ 313           $ -       $ 138
Three Months Ended March 31             20,939            -       14,744     $ 357           $ -       $ 133


               2000

Three Months Ended September 30         22,718            -       29,501     $ 372           $ -       $ 189
Three Months Ended June 30              13,908            -       51,037     $ 432           $ -       $ 346
Three Months Ended March 31             20,564          503        8,701     $ 425         $ 379       $ 325



Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

     Revenues Revenues for the quarter ended September 30, 2001 were $24.3 million, an increase of $10.2 million or 72% from revenues of $14.1 million for the same period in 2000. The significant increase in revenues during the third quarter of 2001 are a combination of an increase in sales volume over the third quarter of 2000 and a partial offset caused by the continuation of weak industry conditions.

     Timber deed and stumpage sales for the third quarter of 2001 were $14.5 million on volume of 83.9 million board feet ("MMBF"), as compared to the same period in 2000, when timber deed and stumpage sales were $5.6 million on 29.5 MMBF. The average timber deed and stumpage price was $173 per thousand board feet ("MBF") during the third quarter of 2001, as compared to $189 per MBF for the same period in 2000. The decrease in deed and stumpage value reflects struggling market conditions.

     Log sales for the quarter ended September 30, 2001 were $9.7 million on volume of 28.0 MMBF, as compared to the same period in 2000 when log sales were $8.4 million on 22.7 MMBF. The average sales price was $347 per MBF for the third quarter of 2001, as compared to an average of $372 per MBF for the same period in 2000. The decline in log prices reflects a general decrease in log prices and a continuation of weak markets that developed in the latter half of 2000.

Gross Profit The Company had a gross profit of $0.8 million in the third quarter of 2001 as compared to a gross profit of $2.7 million for the same period in 2000, a decrease of $1.9 million. As a percentage of sales the gross profit was 3.1% as compared to a gross profit percentage of 19.3 % in the third quarter of 2000. The decrease in gross profit as a percentage of sales is a result of decreases in the amount of realization on timber deed sales combined with deteriorating market conditions and increases in depletion rates over the same period in 2000.

      Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $0.7 million from $2.5 million in the third quarter of 2000 to $1.8 million in the third quarter of 2001. The decrease was primarily attributable to decreases in wages and wage related expenses of $0.3 million and property taxes of $0.2 million.

                                    11 of 16

     Equity in Net Loss of Affiliate Equity in net loss of affiliate was approximately $1.7 million for the third quarter of 2001. This amount reflects the Company's common interest share of the net loss of an affiliate accounted for under the equity method as well as losses in excess of common equity of the affiliate absorbed by the Company's preferred interest in the affiliate. This compares to equity in net income of affiliate of $0.1 million in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenues Revenues for the nine months ended September 30, 2001 were $41.1 million, a decrease of $8.8 million or 18% from revenues of $49.9 million for the same period in 2000. This decrease in revenues was attributable to a continuation of market slumping combined with a significant change in grade mix of sales as compared to 2000.

     Log sales for the nine months ended September 30, 2001 were $20.3 million on volume of 58.8 MMBF, as compared to the same period in 2000 when log sales were $23.2 million on 57.2 MMBF. The average sales price for logs during the nine month period ended September 30, 2001 was down significantly from the same period in 2000, with Ponderosa Pine, White Fir and Lodegpole Pine all down over 10% from the average sales price for the first nine months of 2000. This is due primarily to overall market conditions combined with the Company's changed sales mix as compared to the same period in 2000.

     Timber deed and stumpage sales for the nine months ended September 30, 2001 were $20.4 million on volume of 127.3 MMBF, as compared to the same period in 2000, when timber deed and stumpage sales were $26.3 million on volume of 89.7 MMBF. The average timber deed and stumpage sales price for the nine months ended September 30, 2001 was $160 per MBF, as compared to $292 per MBF for the same period in 2000. The decrease in average timber deed and stumpage sales price can be attributed to lower prices changed sales mix of timber sold in 2001 primarily due to the fact that the Company sold the remainder of its higher value timber from the Ochoco Timberlands during the second quarter of 2000.

     Gross Profit Gross profit for the first nine months of 2001 was $0.4 million compared to a gross profit of $19.8 million for the same period in 2000, a decrease $19.4 million. As a percentage of sales, gross profit decreased from 39.7% in the first nine months of 2000 to a gross profit percentage of 1.0% in the same period of 2001. The decrease in gross profit was primarily from two factors. First the Company has continued to see significant declines in its sales realizations due to depressed market conditions and the changed sales mix. Second, contracted log and haul costs on a per MBF basis are up in the first nine months of 2001 as compared to the same period in 2000 due to longer hauls for delivered logs.

     Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $0.5 million from $6.7 million in the first nine months of 2000 to $6.2 million in the first nine months of 2001. The decrease is primarily attributable to decreases in wages and wage related expenses of $0.4 million, MLP professional services of $0.2 million, and property taxes of $0.2 million, offset by an increase in professional services of $0.4 million at the Operating Company.

     Equity in Net Income (Loss) of Affiliate Equity in net loss of affiliate was $1.7 million for the nine month period ended September 30, 2001 as compared to equity in net income of affiliate of $0.6 million for the same period in 2000. The amount in the first nine months of 2001 reflects the Company's share of net loss (after intercompany eliminations) from its equity investment in affiliate as well as losses in excess of the affiliate's common equity, which was absorbed by the Company's preferred interest in the affiliate.


                                    12 of 16

Financial Condition and Liquidity

     Operating Activities Cash flows provided by operating activities during the nine months ended September 30, 2001 were $12.9 million, as compared to cash provided by operating activities of $20.6 million during the same period in 2000. The $7.7 million decrease is due primarily to the Company's net loss of $24.3 million compared to a net loss of $1.6 million during the first nine months of 2000, a decrease in income of $22.7 million. This decrease was partially offset with an increase in cash flows provided due to changes in working capital components and increased non-cash add backs for increased depletion rates in 2001 as compared to 2000 and for the Company's share of the net loss equity in net income.

     Investing Activities Cash flows used in investing activities were $6.8 million during the first nine months of 2001, as compared to $2.3 million during the same period in 2000. The increase is primarily attributable to the Company's purchase of cutting rights from its affiliate for approximately $4.5 million.

     Financing Activities Cash flows used in financing activities for the first nine months of 2001 were $6.6 million as compared to cash used in financing activities of $19.7 million for the same period in 2000. The change is due to the fact that the company did not make any distributions during the second or third quarter of 2001, compared to $13.1 million in the comparable period of the prior year.

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million. The Affiliate Credit Facility will expire on December 31, 2001. The Company will seek to replace the Affiliate Credit Facility prior to its expiration with a new credit facility.

     The agreement governing the Company's 9-5/8% senior notes (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of September 30, 2001 the Company was in compliance with the covenants requirements pertaining to the Notes. As of September 30, 2001 the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

         Through the first nine months of 2001, the Company funded its operations and met its cash requirements for distributions to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its Affiliate Credit Facility.


                                    13 of 16

     Cash required to meet the Company's debt service and any cash distributions will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the General Partner's estimate of the current annual board footage growth on the Company's timberlands. The debt service and quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon.


PART ll.  OTHER INFORMATION

Item 1.  Legal Proceedings

         In November 2000, six purported class action lawsuits were filed against the General Partner and the Board of Directors of the General Partner (the "Board") alleging breach of fiduciary duty and self-dealing by the General Partner and the Board in connection with an announcement on November 2, 2000 that a group led by senior management has begun the process to explore taking the Company private (the "Going-Private Transaction").

         All six lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. Each lawsuit was filed by a Unitholder of the Company, on behalf of all other Unitholders of the Company who are similarly situated, and seeks to have the class certified and the Unitholder bringing the lawsuit named as representative of the class. In addition, the lawsuits seek to enjoin the Going-Private Transaction, to rescind the Going-Private Transaction if it is consummated, and to recover damages and attorneys' fees. In addition to naming the Manager and the Board as defendants, all six lawsuits name the MLP as a defendant.

         In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.


Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.



                                    14 of 16

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



(b.) Reports on Form 8-K


         On November 8, 2001 the Company filed a Form 8-K containing the revised privatization offer and the related news release.

                                    15 of 16

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 19, 2001            U.S. TIMBERLANDS KLAMATH FALLS, LLC
                                   By:  U.S. Timberlands Services Company, LLC
                                         as Manager



                                   By:   /s/  Thomas C. Ludlow
                                         ---------------------
                                        Thomas C. Ludlow
                                        Chief Financial Officer
                                        (Chief Financial Officer,
                                          Duly Authorized Officer,
                                            And Principal Accounting Officer)




                                    16 of 16