Form 10-K
period 2001-12-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2002-04-16
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 Commission File No.: 1-13573-01
                                                                 1-13573

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                         U.S. TIMBERLANDS FINANCECORP.

                                             (Exact   name
of registrant as specified in its charter)


                 DELAWARE                               91-1217136
                 DELAWARE                               91-1851612

       (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)              Identification No.)


    625 Madison Avenue, Suite 10-B, New York, NY              10022
      (Address of principal executive offices)             (Zip code)

        Registrant's telephone number, including area code: 212-755-1100

                                -----------------


           Securities registered pursuant to Section 12(b) ofthe Act:
                                      None

           Securities registered pursuant to Section 12(g) ofthe Act:

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

                                   Yes_X_ No ___

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




                                TABLE OF CONTENTS

                                                                                                             Page
PART I

         Item 1.  Business......................................................................................1
         Item 2.  Properties...................................................................................10
         Item 3.  Legal Proceedings............................................................................11
         Item 4.  Submission of Matters to a Vote of Security Holders..........................................11

PART II

         Item 5.  Market for Registrant's Common Units and Related Security Holder Matters.....................12
         Item 6.  Selected Financial Data......................................................................13
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........14
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................22
         Item 8.  Financial Statements.........................................................................22
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........22

PART III

         Item 10. Directors and Executive Officers of the Registrant...........................................23
         Item 11. Executive Compensation.......................................................................27
         Item 12. Security Ownership of Certain Beneficial Owners and Management...............................33
         Item 13. Certain Relationships and Related Transactions...............................................33

PART IV

         Item 14. Exhibits, Financial Statements, and Reports on Form 8-K......................................37


                                     PART I

Item 1.  Business.

General

         The business of U.S. Timberlands Klamath Falls, LLC, a Delaware limited liability company formed in 1996 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 489,000 fee acres of timberland and cutting rights on approximately 18,000 acres of timberland (collectively the "Timberlands") containing total merchantable timber volume estimated as of January 1, 2002 to be approximately 1.2 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately five million conifer seedlings annually from its nursery, approximately 75% of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of the U.S. Timberlands, LP (the "Master Partnership").

         The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 48%) and Douglas Fir (approximately 14%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 141,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 40 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next three years. The balance of the Timberlands is composed of natural stands. For a more complete description of the Company's properties, see "Properties."

         In August 1996, the Company and U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, LLC ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In July 1997, the Company, which is now the Master Partnership's subsidiary operating company, acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). At the date of acquisition, over 40% of the merchantable timber on the Ochoco Timberlands was at least 80 years old. As of December 31, 2000, the Company had harvested substantially all of the Old Growth timber on the Ochoco Timberlands. The average age of the remaining merchantable timber on the Ochoco Timberlands is approximately 40 - 50 years in age. During October 1999 and again in the first and second quarters of 2001, the Company contributed primarily non-income producing, pre-merchantable pine plantation timberlands in exchange for an investment in an affiliate (See Item 13 Certain Relationships and Related Transactions and Notes 3 and 9 to the Consolidated Financial Statements).

         During the period from January 1, 1994 through the acquisition of the Klamath Falls Timberlands by the Company, approximately 58% of the logs harvested from the Klamath Falls Timberlands were delivered to a plywood mill owned by Weyerhaeuser at Klamath Falls, Oregon. Similarly, prior to the Ochoco Acquisition, substantially all of the timber harvested from the Ochoco Timberlands was delivered to Ochoco's mills. The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently the Company's sales are made to unaffiliated third parties. Concurrent with the Company's acquisition of the Klamath Falls Timberlands, the Company arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. In September 1996, the Company entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 million board feet ("MMBF") of logs each year at market prices. During 2001, Collins suspended plywood production at the Klamath Falls mill and it was mutually decided to cancel the remaining years on the contract. In addition to its sales under the Collins Supply Agreement, the Company sold and continues to sell logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 40 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

Formation of the Company

         On November 19, 1997, the Master Partnership acquired substantially all of the equity interests in the Company and the business and assets of Old Services (the "Acquisition") and completed its initial public offering (the "MLP Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the Acquisition, Old Services contributed all of its assets, including its timber operations, to U.S. Timberlands Services Company, LLC, a newly formed Delaware limited liability company and the Company's Manager (the "General Partner" or "New Services"), in exchange for interests therein. Immediately thereafter, the Company assumed certain indebtedness (the "Holdings Debt") of U.S. Timberlands Holdings, LLC, an affiliate of the Company ("Holdings"), and the Manager contributed its timber operations to the Company in exchange for a member interest in the Company. Then the Manager contributed all but a 1% member interest in the Company to the Master Partnership in exchange for a General Partner interest in the Master Partnership, the right to receive Incentive Distributions (as defined herein) and 1,387,963 subordinated units representing limited partner interests in the Master Partnership ("Subordinated Units"), and Holdings contributed all of its interest in the Company to the Master Partnership in exchange for 2,894,157 Subordinated Units. The Manager then distributed the Subordinated Units to Old Services. Approximately 143,398 Subordinated Units were used by Old Services to redeem interests in Old Services held by certain founding directors of the Manager (the "Founding Directors"). As a result of such transactions, the Company became the Operating Company and the Manager owns an aggregate 2% interest in the Master Partnership and the Company on a combined basis, and the right to receive Incentive Distributions; U.S. Timberlands Holdings Group, LLC, a successor to Old Services and Holdings owns 3,140,162 Subordinated Units and the Founding Directors own an aggregate of 143,398 Subordinated Units. The 3,283,560 Subordinated Units owned by U.S. Timberlands Holdings Group, LLC and the Founding Directors represent an aggregate 25.5% interest in the Master Partnership. The Common Units and the Subordinated Units are referred to herein collectively as "Units" and the holders of Units are referred to herein as "Unitholders." Concurrent with the closing of the Initial Offering, the Company and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of unsecured senior notes (the "Notes). See "Management's Discussion and Analysis of Liquidity and Capital Resources."

         Finance Corp., a Delaware corporation, was formed on August 18, 1997, and is a wholly-owned subsidiary of the Company. Finance Corp. serves as the co-obligor for the Notes. It has nominal assets and does not conduct any operations. Accordingly, a discussion of operations, liquidity and capital resources of Finance Corp. is not presented.

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

         Conflicts of interest may arise between the Manager and its affiliates, on the one hand, and the Master Partnership, the Company and the Unitholders, on the other, including conflicts relating to the purchase and sale of timber and/or timber deeds, compensation of the directors, officers and employees of the Manager and the determination of fees and expenses that are allocable to the Company. The Manager has a conflicts committee (the "Conflicts Committee"), consisting of two independent members of its Board of Directors, that is available at the Manager's discretion to review matters involving conflicts of interest.

         The principal executive offices of the Company and the Manager are located at 625 Madison Avenue, Suite 10-B, New York, New York 10022. The telephone number at such offices is (212) 755-1100.

The Timberlands

Timber Growth

         Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company's older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 150 board feet per acre per annum. The younger plantations, that presently have less merchantable volume, are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years. This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting high quality seedlings, by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist the growth of the timber. Currently, nearly all of the seedlings planted are grown from superior seed produced in the Company's seed orchard. Management does take action to enhance the growth rate in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

Harvest Plans

         The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size and age class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates (which are improving over time as a result of technological and biological advances that improve forest management practices), expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested or committed to harvest from log, stumpage and timber deed sales 251 million board feet
(MMBF) in 2001 and plans to harvest, or commit to harvest, approximately 196 MMBF in 2002. The Company did not sell any MMBF through property sales in 2001, but intends to sell up to 90 MMBF through property sales in 2002. If current market conditions do not improve, the Company will be required to harvest its current Timberlands aggressively over approximately the next one to two years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. Because harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. While the Company's debt obligations place certain limitations on the harvest plans, the Company believes that it has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory will decline through 2010 and Ponderosa Pine volume will increase as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long-term harvest plans, growth rates and forest inventory levels will be reviewed during 2002. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

 Access

         The Timberlands are accessible by a system of approximately 5,000 miles of established roadways or low-maintenance roads owned by the Company or its Affiliates. The Company uses third party road crews to conduct construction and maintenance on the Timberlands. The Company regularly enters into reciprocal road use agreements with the United States Department of Agriculture - Forest Service ("USFS") and the United States Department of Interior Bureau of Land Management ("BLM") and cooperates with such agencies in numerous cost-sharing arrangements regarding jointly used roads.

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

         The Company currently sells its sawlogs or stumpage to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood, which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. During 2001, sawlogs, stumpage sales and timber deed sales accounted for approximately 48%, 0% and 52%, respectively, of the Company's revenue. Chips, which can be used to make hardboard or pulp, and seedlings combined accounted for less than 1% of the Company's revenues in 2001. There were no timber and property sales in 2001.

The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to over 25 different customers. Concurrent with the Weyerhaeuser Acquisition, the Company arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. In the fourth quarter of 2001, the Collins Supply Agreement was cancelled by mutual agreement as a result of the closure of the Collins Klamath Falls Plywood Mill in Klamath Falls. In 2001, sales to Timber Products, Scott Timber, Crown Pacific and Boise Cascade accounted for approximately 41% of the Company's revenue. No other single non-affiliated customer accounted for more than 5% of the Company's net revenues for 2001.
Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently exceeds the supply and that, therefore, such customers could readily be replaced. There are currently more than 40 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

Seasonality

         Log and stumpage sales volumes are generally at their lowest levels in the first and second quarters of each year. Heavy snowfalls in higher elevations prevent access to many areas of the Company's timberlands in the first quarter. This limited access, along with spring break-up conditions in March or April (when warming weather thaws and softens roadbeds), restricts logging operations to lower elevations and areas with rockier soil types. The result of these constraints is that log sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their high during the third and fourth quarters. Most customers in the region react to this seasonality by carrying high log inventories at the end of the calendar year at a level that provides sufficient inventory to carry them to the second quarter of the following year.

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

Competition

         Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. It is generally recognized that log suppliers such as the Company provide their market with a commodity product. The Company and its competitors all benefit from the same competitive advantages in the region--namely, excess of demand, close proximity to numerous mills, and positive demographic trends of the Pacific Northwest and the West Coast. Therefore, the Company and its competitors are currently able to sell all the logs they are able to produce at a market clearing price. Additional competitive factors within a market area generally will include species and grade, quality, ability to supply logs which consistently meet the customers' specifications and ability to meet delivery requirements. The Company believes that it has a reputation as a stable and consistent supplier of well merchandised, high-quality logs. The Company has no conversion facilities and therefore does not compete with its customers for logs. The Company believes that this gives it an advantage over certain of its competitors that also own conversion facilities.

         The Company competes with numerous private land and timber owners in the northwestern United States and the state agencies of Oregon, as well as of foreign imports, primarily from Canada, Chile, and New Zealand. In recent years, the strength of the U.S. dollar combined with the much lower value of currencies in Canada, the Pacific Rim and South America have made international competition a larger factor in competitive pricing. In addition, the Company competes with the USFS, the BLM and the Bureau of Indian Affairs. Certain of the Company's competitors have significantly greater financial resources than the Company.

         The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 1.2 BBF of merchantable, good quality timber, approximately 141,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (iv) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

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

         Harvesting on the Timberlands is conducted using both selective and regeneration harvesting. In selective harvesting, a partial harvest provides merchantable timber and opens up the stand for supplemental growth on the remaining stand. Harvest entries are separated by approximately 1 to 15 years and each entry is prescribed for volume to be removed, spacing to be provided, and diameter limits to be harvested. In regeneration harvesting, which is used to harvest approximately 60% of the Company's timber, all merchantable volume is removed in a single harvest. After an area has been regeneration harvested, the Company employs a reforestation contractor to plant two-year-old seedlings at an optimal density of approximately 300 trees per acre. The Company also attempts to protect and maintain the ecosystem within the Timberlands while providing for a reasonable harvest. For example, the Company typically leaves a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to provide habitats for a variety of wildlife species while enriching the soil for successive generations of trees.

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

         The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 40% of the Company's harvested land. Approximately 29% of the Timberlands acreage currently consists of Plantations. The Company expects to convert an average of 14,000 acres of natural stands per year over the next three years to Plantations. The seed orchard produces seed from trees selected because they were the best genotype in their respective environments. During 2001, the Company planted approximately 2.3 million seedlings and expects to plant 3.8 million seedlings in 2002. The Company uses the seed collected from its orchard (representing approximately 90% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhaeuser in 1973.

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

Federal and State Regulation

Endangered Species

         The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, Columbian white-tail deer, mountain caribou, grizzly bear, bald eagle and various anadromous fish species. Currently, the Company has identified several spotted owl and bald eagle nesting areas affecting the Timberlands and the presence of bull trout in certain of its streams, which may affect harvesting on approximately 27,000 acres.

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

         Based on the 2001 survey year, there were approximately 70 bald eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites. Due in part to efforts of the Company and its Predecessor, the bald eagle is expected to be removed from the endangered species list in the near future.

         In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to
(i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in August 2001, and identified approximately 33 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located, totally, on the Klamath Falls Timberlands.

         The Company believes that it is managing its harvesting operations in the areas affected by protected species in substantial compliance with applicable federal and state regulations. Based on certain consultants' reports, and on management's knowledge of the Timberlands, the Company does not believe that there are any species protected under the Endangered Species Act or similar state laws that, under current regulations and Court interpretation, would have a material adverse effect on the Company's ability to harvest the Timberlands in accordance with current harvest plans. There can be no assurance, however, that species within the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered in significant numbers within the Timberlands. Additionally, there can be no assurance that future legislative, administrative or judicial activities related to protected species will not adversely affect the Company or its ability to continue its activities and operations.

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

 Employees

         As of March 15, 2002, the Company had 32 employees, including employees of the Manager that manage the business of the Company. The employees are not unionized, and the Company believes that its employee relations are good. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

Item 2.  Properties

Timber Inventory

         The Company currently owns and manages approximately 489,000 fee acres of timberland and cutting rights on approximately 18,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 2002 to be approximately 1.2 BBF in Oregon east of the Cascade Range. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of a substantial percentage of premium species of softwood, consisting of Ponderosa Pine and Douglas Fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable for current operations.

         The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 141,000 acres of the 489,000 acre total consist of actively managed Pine Plantations with stands ranging in age from one to 40 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 78%) and Lodgepole Pine (approximately 22%). Initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next three years. See "The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

         The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volumes are based on information developed by Company personnel. As of January 1, 2002, the total timber inventory amounted to 1.2 BBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (550.1 (48%)), Lodgepole Pine (190.5 (16%)), White Fir (211.6 (18%)), Douglas Fir (163.1 (14%)) and other species (41.8 (4%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

         The Company's Timberlands are diversified by species mix and, to a lesser extent, by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 2002, approximately 256 MMBF, or 22%, of the merchantable timber, had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

         The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 2002, the Plantations totaled 141,000 acres. Of the total acreage, 67,000 acres range from 1 to 15 years of age, 51,000 acres range from 16 to 25 years of age, and 23,000 acres are 26 years of age or older.

Item 3. Legal Proceedings

         In November 2000, six purported class action lawsuits were filed against the Manager and the Board of Directors of the General Partner (the "Board") alleging breach of fiduciary duty and self-dealing by the Manager and the Board in connection with an announcement on November 2, 2000 that a group led by senior management has begun the process to explore taking the Master Partnership private (the "Going-Private Transaction").

         All six lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. Each lawsuit was filed by a unitholder of the Master Partnership, on behalf of all other Unitholders of the Master Partnership who are similarly situated, and seeks to have the class certified and the unitholder bringing the lawsuit named as representative of the class. In addition, the lawsuits seek to enjoin the Going-Private Transaction, to rescind the Going-Private Transaction if it is consummated, and to recover damages and attorneys' fees. In addition to naming the Manager and the Board as defendants, all six lawsuits name the Master Partnership as a defendant. As of March 15, 2002, all of the lawsuits have been withdrawn, without prejudice, by the plaintiffs pending further developments in the Going Private Transaction.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the Company's members or the Master Partnership's Unitholders during the fourth quarter of 2001.

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

         The Company made its first cash distribution to the Master Partnership for distribution to holders of the Common Units and the Subordinated Units on May 15, 1998, of $0.73, representing the sum of $0.50, the Minimum Quarterly Distribution (as defined in the Master Partnership Agreement) for the first quarter of 1998, plus $0.23, the pro rata portion of the Minimum Quarterly Distribution for the period from November 19, 1997 through December 31, 1997. The Company made the Minimum Quarterly Distributions of $0.50 per Unit for each subsequent quarter on August 14, 1998, November 13, 1998, February 12, 1999, May 14, 1999, August 13, 1999, November 15, 1999, February 14, 2000, May 15, 2000,
August 14, 2000, November 14, 2000 and February 14, 2001, respectively. On May 10, 2001, due to declining log prices and deteriorating business conditions, the Board of Directors indefinitely suspended further distributions.

Item 6: Selected Financial Data

                                              U.S. Timberlands (1)
                                              2001      2000        1999       1998       1997
-----------------------------------------------------------------------------------------------
CASH FLOWS AND OTHER DATA
    (IN MILLIONS):
Modified EBITDDA (5) . . . . . . . . . . .   $ 23.5    $ 49.5      $ 50.9     $ 44.2     $ 53.3

Additions to timber and timberlands (2)         5.6       2.3         1.0        0.6       111.6
Cash flow from operating activities             9.2      28.9        25.5       18.5        26.3
Cash flow from (used in) investing
    activities . . . . . . . . . . . . . .     (4.7)     (2.3)       (1.3)      (0.6)     (101.6)
Cash flow from (used in) financing
    activities . . . . . . . . . . . . . .     (6.6)   (26.2)      (26.2)      (23.7)        69.3

OPERATING STATEMENT DATA
    (IN MILLIONS)
Revenues (1) . . . . . . . . . . . . . . .     54.6      75.7        77.0       71.3        77.3
Depreciation, depletion and road
    amortization (1) . . . . . . . . . . .     37.3      28.8        23.3       21.9        17.3
Cost of timber and property sales (1)             --      2.6          --        5.9         8.7
Operating income (loss) (1) . . . . . . .     (13.8)     18.1        27.5       16.3        27.3
Income (loss) before extraordinary
    items                                     (36.2)     (3.9)        6.7       (6.4)       (1.4)
Extraordinary items, losses on
    extinguishment of debt (4) . . . . . .       --                    --         --         9.3
Net income (loss). . . . . . . . . . . . .    (36.2)     (3.9)        6.7       (6.4)      (10.7)


BALANCE SHEET DATA (AT
    PERIOD END, IN MILLIONS):
Working capital . . . . . . . . . . . . .      (1.7)      2.0         2.4        1.4         1.8
Total assets. . . . . . . . . . . . . . .     255.2     301.3       327.9      350.7       385.2
Long-term debt (4) . . . . . . . . . . .      225.0     225.0       225.0      225.0       225.0
Equity (deficit) (6) . . . . . . . . . .       25.5      68.2        98.4     118.0       147.1

OPERATING DATA (UNAUDITED):
Log, stumpage and timber deed sales
    volumes (MMBF) (1) . . . . . . . . . .    250.7     243.7       187.3      144.5       138.9
Property sales volumes (MMBF) (1) . . . .        --      13.6         --        26.6        41.5

----------------------------------------------------------------------------------------------------


(1) Revenues in 2001 consist of $54.1 million of log, stumpage and deed sales, $0.0 million of timber and property sales and $0.4 million of by-products and other sales. Revenues in 2000 consist of $72.3 million of log, stumpage and deed sales, $2.8 million of timber and property sales and $0.6 million of by-products and other sales. Revenues in 1999 consist of $76.6 million of log and stumpage sales and $0.4 million of by-products and other sales. Revenues in 1998 consist of $63.6 million of log and stumpage sales, $6.3 million of timber and property sales and $1.4 million of by-products and other sales. Revenues in 1997 consist of $60.4 million of log and stumpage sales, $15.2 million of timber and property sales and $1.7 million of by-products and other sales. . See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) In July 1997, the Company acquired the Ochoco Timberlands for $110 million from Ochoco Lumber Company. In August 1996, the Company acquired the Klamath Falls Timberlands for $283.5 million from Weyerhaeuser.

(3) See effect of interest expense and amortization of deferred financing fees and debt guarantee fees in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) On July 14, 1997 the Company retired certain borrowings under it's then existing revolving credit facility term loan which resulted in an extraordinary loss on extinguishment of debt of $3.6 million. Additionally, in conjunction with the issuance of the Notes, the Company retired all existing debt under certain pre-existing long-term financing arrangements resulting in an extraordinary loss on extinguishment of debt of $5.7 million. Such extraordinary losses were due principally to the write-off of existing unamortized deferred financing fees.

(5) Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. Modified EBITDDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. Modified EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, Modified EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated prior to debt service obligations and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (6)     See   discussion  of  long-term  debt  at  Note  7  of  the  Notes  to
         Consolidated Financial Statements.

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

Supply and Demand Factors

Supply

         The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Prior to 1998, the low supply of timber from public lands, which is expected to continue for the foreseeable future, benefited private timber holders such as the Company through higher stumpage and log prices. Since 1998, the strength of the U.S. dollar has decreased exports and increased imports and has equalized the supply and demand equation and contributed to the general downward trend of prices. Certain market conditions for finished products have also negatively impacted stumpage and log prices in 2001.

         Industry participants do not expect environmental restrictions to ease materially within any reasonable planning horizon. Consequently, many producers of lumber and wood products are attempting to adapt to the new supply environment by increasing their emphasis on raw material yields, entering into long-term timber supply arrangements and value added manufacturing, and accessing previously untapped supplies (such as private wood lot owners, timber with difficult access, alternative species and imports). These factors have tended to maintain supply of domestic produced logs and have kept prices from increasing.

         In response to an increase in domestic timber prices in the early 1990s, imports of logs and lumber from abroad (from countries such as Canada and New Zealand) increased. These imports, however, only partially offset the lost volume of timber from public timberlands and did not replace the mature, high-quality timber found in greater quantities on public timberlands. Imports are likely to continue to increase over the next few years and could significantly affect the raw material supplies in the domestic lumber and wood products industry.

Demand

         Changes in general economic and demographic factors, including the strength of the economy, unemployment rates and interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. United States housing starts for 2001 were up slightly from 2000 levels. Because of the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in terms of the demand for lumber and commodity wood products and have dampened the wide fluctuations that occurred when new housing starts were the primary factor. Prices for Pine species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. Given the strong, growing economy of the past several years, domestic markets have been able to absorb the increasing quantities of imported Radiata Pine lumber. With the slowing of our domestic economy, decreasing demand for repair and remodeling markets and over supply of finished products in the industry, the level of imports has had a negative impact on pricing for Pine lumber. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricted the availability of Canadian softwood lumber in the United States. The Company believes that this agreement, which expired on March 31, 2001, has not had a material impact on the price or demand for logs in the United States. The United States and Canada are presently negotiating a new softwood lumber agreement even though it has been recommended that a 30% tariff be imposed on Canadian softwood lumber. The long term effect of not having an agreement or having a new agreement is uncertain.

         Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. The conversion facilities in the vicinity of the Timberlands need more wood supply to run at capacity than can be produced by nearby timberlands. As a result, the demand from this region is relatively steady, although prices have generally declined with market conditions.

Current Market Conditions

        While log prices in the Company's market area were down 6.5% between the fourth quarter of 2000 and the first quarter of 2001 and decreased again by 12% in the second quarter, prices showed some improvement in the third and fourth quarters.

        The average log price realizations in 2001 were down to $349 per MBF from $393 per MBF in 2000 (-11%) continuing a trend where average prices declined 9.8% between 1999 and 2000. During 2001, realizations on timber deeds were down to $160 per MBF from $258 per MBF in 2000 (-37.9%). This decrease follows a decrease in timber deed realizations 31.9% during 2000.

Results of Operations

         The following table sets forth sales volume for each of 2001, 2000 and 1999 from the sale of logs, stumpage and timber deeds by thousand board feet ("MBF") and price per thousand board feet and the sales of property.



                                     Sales Volume (MBF)                          Price Realization (MBF)
                              ------------------------------------        ---------------------------------------
                                                            Timber                                        Timber         Timberland
     Period                     Logs        Stumpage         Deeds           Logs         Stumpage        Deeds         Sales ($000)
     ------                     ----        --------         -----           ----         --------        -----         ------------

     2001
Year ended 12/31              74,640             -         176,105          $ 349                         $ 160
4th Quarter                   15,827             -          48,838          $ 361              -          $ 158
3rd Quarter                   27,984             -          83,899          $ 347              -          $ 173
2nd Quarter                    9,890             -          28,624          $ 313              -          $ 138
1st Quarter                   20,939             -          14,744          $ 357          $   -          $ 133

     2000
Year ended 12/31              96,112           503         147,083          $ 393          $ 379          $ 246            $ 2,773
4th Quarter                   38,922             -          57,844          $ 382             --          $ 174            $ 2,773
3rd Quarter                   22,718             -          29,501          $ 372             --          $ 189                  -
2nd Quarter                   13,908             -          51,037          $ 432             --          $ 346                  -
1st Quarter                   20,564           503           8,701          $ 425          $ 379          $ 325                  -

     1999
Year ended 12/31              97,170         3,645          86,463          $ 436          $ 419          $ 379                  -
4th Quarter                   30,790           980          16,209          $ 432          $ 391          $ 351                  -
3rd Quarter                   39,008           744          25,597          $ 444          $ 404          $ 334                  -
2nd Quarter                   15,376            --          26,898          $ 455             --          $ 484                  -
1st Quarter                   11,996         1,921          17,759          $ 395          $ 440          $ 308                  -


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues. Revenues decreased $21.0 million, or 28%, from $75.6 million in 2000 to $54.6 million in 2001. The decrease is primarily attributable to a decrease in log sales of $11.8 million and a $6.4 million decrease in stumpage sales and deed sales, and the fact that the Company had a $2.8 million dollar timber and property sale in 2000. To meet its working capital requirements, the Company harvested and sold logs and stumpage in 2001 at rates in excess of the estimated current annual board footage growth on the Timberlands.

         Log sales for 2001 were $26.0 million on volumes of 74,640 MBF, compared to log sales of $37.8 million on volumes of 96,112 in 2000. The average log sales price for 2001 was $349 compared to an average log sales price of $393 in 2000, an 11% decrease, reflecting weaker markets for the Company's log sales.

         Timber deed sales for 2001 were $28.1 million on volumes of 176,105 MBF, compared to timber deed revenue of $34.3 million on volumes of 147,083 MBF in 2000. The average timber deed sales price per MBF for 2001 was $160 compared to an average timber deed sales price of $246 in 2000, a 35% decrease. The significant decrease in timber deed sales realization is due to overall declines in market conditions, as well as a change in the timber mix being sold in timber sales.

         There were no stumpage sales for 2001, compared with stumpage sales of $0.2 million on volumes of 503 MBF in 2000. The reduction in stumpage volumes is a result of the Company's strategic decision to utilize log sales and timber deed sales as its primary source of revenue.

         The Company had no revenue from timber and property sales in 2001 compared to $2.8 million in revenue from timber and property sales during 2000.

         Gross Profit. Gross profit decreased along with revenues by $23.7 million from $24.3 million in 2000 to $0.6 million in 2001 and gross margin decreased from 32% in 2000 to 1% in 2001. The decrease in gross margin was primarily from three factors. First, contracted log and haul costs on a per MBF basis were higher during 2001 as compared to 2000 due to longer hauls for delivered logs. Second, the Company's timber deed sales were composed of a different value grade mix as compared to 2000. Finally, continued declines in the timber markets have resulted in lower realizations on delivered log and stumpage values. Depletion, depreciation and road amortization increased from $28.8 million in 2000 to $37.3 million in 2001 due to increased volume of timber sales, increases in depletion rates effective January 1, 2001 and increased volume of timber sold from a separate pool with a higher depletion rate.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million in 2001, consistent with selling, general and administrative expenses of $8.4 million in 2000. Within selling, general and administrative, most categories of expenses were down. Salaries and wages were down $1.0 million due to the elimination of the annual bonuses of $0.6 million, management positions that were vacant for a portion of the year of $0.2 million, and a settlement with previous employee of $0.2 million in 2000. Those decreases were offset by increases in professional services of $1.2 million over 2000, relating to the cost of advisors for the independent committee.

         Equity in Net Income (Loss) of Affiliate. The equity in net loss of affiliate was $6.1 million during 2001 as compared to equity in net income of affiliate of $2.0 million in 2000. The loss in 2001 reflects the Company's share of losses absorbed from its preferred investment in U.S. Timberlands Yakima, LLC. and the income in 2000 reflects the recapture of $0.6 million in losses previously absorbed by its preferred investment in U.S. Timberlands Yakima, LLC and the Company's accrued return of $1.4 million on its preferred investment See "Investment in Affiliate" included in Note 9 of the Financial Statements for an explanation of the preferred and common investments in U.S. Timberlands Yakima, LLC.

         Interest Expense. Interest expense was $22.0 million in 2001 and $21.9 million in 2000 consisting primarily of interest expense on the Company's $225.0 million of Senior Notes.

         Other Income (Expense), net. Other income, net, was $0.1 million for 2001, compared to $0.2 million for 2000, representing a decrease in income of $0.1 million.

         Cash Flow From Operations. During 2001, cash flow from operations decreased $19.7 million or 68% over 2000, primarily because of a $32.1 million increase in net loss.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues. Revenues decreased $1.4 million, or 2%, from $77.0 million in 1999 to $75.6 million in 2000. The decrease is primarily attributable to a decrease in log sales of $4.5 million and a $1.3 million decrease in stumpage sales, partially offset by a $1.5 million increase in timber deed sales and the fact that the Company had a $2.8 million timber and property sale in 2000. To meet its working capital requirements, the Company harvested and sold logs and stumpage in 2000 at rates in excess of both 1999 levels and the estimated current annual board footage growth on the Timberlands.

         Log sales for 2000 were $37.8 million on volumes of 96,112 MBF, compared to log sales of $42.3 million on volumes of 97,170 in 1999. The average log sales price for 2000 was $393 compared to an average log sales price of $436 in 1999, a 10% decrease, reflecting weaker markets for the Company's log sales.

         Timber deed sales for 2000 were $34.3 million on volumes of 147,083 MBF, compared to timber deed revenue of $32.8 million on volumes of 86,463 MBF in 1999. The average timber deed sales price per MBF for 2000 was $246 compared to an average timber deed sales price of $379 in 1999, a 35% decrease. The significant decrease in timber deed sales realization is due to overall declines in market conditions as well as a reduction in the quality of the timber mix being sold in timber sales. During 2000 there were less timber deed sales containing larger, old growth timber which commands a premium, than in 1999. In addition the Company's timber deed sales in the second quarter represented substantially all of the remaining old growth timber on the Ochoco Timberlands and were of a lower grade species mix than sales of timber on the Ochoco Timberlands in previous years.

         Stumpage sales for 2000 were $0.2 million on volumes of 503 MBF, compared with stumpage sales of $1.5 million on volumes of 3,645 MBF in 1999. The reduction in stumpage volumes is a result of the Company's strategic decision to utilize log sales and timber deed sales as its primary source of revenue.

         The Company had $2.8 million in revenue from timber and property sales in 2000 compared to no revenue from timber and property sales during 1999.

         Gross Profit. Gross profit decreased $12.3 million from $36.6 million in 1999 to $24.3 million in 2000 and gross margin decreased from 48% in 1999 to 32% in 2000. The decrease in gross margin was primarily from three factors. First, contracted log and haul costs on a per MBF basis were approximately 20% higher during 2000 as compared to 1999 due to longer hauls for delivered logs and higher fuel costs. Second, the Company's timber deed sales were composed of a lower value grade mix as compared to 1999. Finally continued declines in the timber markets have resulted in lower realizations on delivered log and stumpage values.

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

         Equity in Net Income (Loss) of Affiliate. The equity in net income of affiliate was $2.0 million during 2000 as compared to equity in net loss of affiliate of $0.6 million in 1999. The income in 2000 reflects the recapture of $0.6 million in losses absorbed from its preferred investment in U.S. Timberlands Yakima, LLC, and the Company's accrued return of $1.4 million on its preferred investment. During 1999, the Company absorbed $0.6 million in losses absorbed by its preferred investment in U.S. Timberlands Yakima, LLC. See
"Investment in Affiliate" included in Note 9 of the Financial Statements for explanation of the preferred and common investments in U.S. Timberlands Yakima, LLC.

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

         Cash Flow From Operations. During 2000, cash flow from operations increased $3.4 million or 13% over 1999 primarily because of a $10.4 million decrease in net income, which was more than offset by the add back of non-cash items and changes in assets and liabilities.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. As of December 31, 2001, the Company had a cash balance of $1.1 million and had $1.7 million working capital deficit.

         Operating Activities. Cash flows provided by operating activities in 2001 were $9.2 million, compared to cash flows provided by operating activities of $28.9 million in 2000. The $19.7 million decrease in cash flows provided by operating activities was primarily attributable to a $32.3 million increase in net loss.

         Investing Activities. Cash flows used in investing activities were $4.7 million in 2001, as compared to cash flows used in investing activities of $2.3 million during 2000, principally for reforestation, timber acquisitions and road additions in each year.

         Financing Activities. Cash flows used in financing activities were $26.2 and $6.6 million in 2000 and 2001. During 2000 and 2001, the Company paid $26.2 and $6.6 million in distributions to Unitholders, Manager and minority interest. Beginning in the second quarter of 2001, the Company ceased making distributions to its members.

Notes

         On November 14, 1997, the Company issued $225.0 million aggregate principal amount of Notes (the "Notes") representing unsecured general obligations of the Company which bear interest at 9 5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes do not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Company in whole or in part, on or after November 15, 2002, at predetermined redemption prices plus accrued interest to the redemption date. Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. There can be no assurance that the Company will have access to sufficient funds to repurchase the Notes in the event of a change in control.

         The indenture governing the Notes (the "Indenture") contains various affirmative and restrictive covenants applicable to the Company and its subsidiaries, including limitations on the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Master Partnership, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Master Partnership, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations or engage in a different line of business. Under the Indenture, the Company will be permitted to make cash distributions to the Master Partnership so long as no default or event of default exists or would exist upon making such distribution (a) if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or
(b) if the Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount not to exceed (i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Units) received by the Master Partnership. The Operating Company was not in compliance with these fixed charge coverage tests at December 31, 2001 and is therefore not permitted to make any cash distributions to the Company. Accordingly, the Company is not able to make distributions to its Unitholders.

Affiliate Credit Facility

         During the second quarter of 2001, the Company renewed its existing credit agreement with an affiliate of the Manager ("Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million. The Affiliate Credit Facility will expire on April 30, 2002. At that time, amounts borrowed will be due and payable. As of December 31, 2001, there were no outstanding borrowings under the Affiliate Credit Facility. The Company's intent is to replace the Affiliate Credit Facility with a bank facility during 2002. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's intent is to use new funds raised through investment and commercial banks for acquisitions, if any, although there can be no assurance that such financing will be available on terms acceptable to the Company.

         Under the Affiliate Credit Facility, so long as no Event of Default (as defined in the Affiliate Credit Facility) exists or would result, the Company will be permitted to make quarterly cash distributions to the Master Partnership in an amount not to exceed Available Cash (as defined in the Affiliate Credit Facility) in the preceding quarterly period.

Capital Expenditures/Cash Distributions

         Capital expenditures in 2001 totaled $5.6 million. The Company purchased timber cutting rights from its affiliate for approximately 17.2 MMBF of timber for $4.5 million. The remaining $0.8 million in capital expenditures incurred were mainly in the nature of land management/silviculture costs. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be significant and will consist mainly of land management/silviculture expenditures. It is currently anticipated that the Company will not maintain significant log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.1 million in 2002. Capital expenditures will consist primarily of capitalized silviculture costs and miscellaneous equipment purchases.

         Cash required to meet the Company's debt service will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to the first quarter of 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company does not expect to make cash distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon.

Effects of Inflation

         Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Recent Developments

        In November 2001, management amended its offer to take the Master Partnership private, reducing the offer to a total of $3.75 per unit, $1.875 in cash and $1.875 in 7 year notes. As of this date, the offer is being reviewed by the independent committee.

New Accounting Standard - SFAS No. 133

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended, is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Although the Company had no outstanding derivative positions at December 31, 2001 or 2000, it has absorbed a loss of approximately $146 from its allocable share of the effect of adoption of SFAS 133 and therefore believes that adoption of SFAS 133 by its affiliate, to reduce the carrying ovalue of an interest rate cap agreement to its fair value.

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

         In January 1999, the Manager appointed William A. Wyman and Alan B. Abramson, two members of the Manager's Board of Directors who are neither officers, employees or security holders of the Manager nor directors, officers, or employees of any affiliate of the Manager, to serve on the Manager's Conflicts Committee. The Conflicts Committee has the authority to review specific matters as to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Manager is fair and reasonable to the Company. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Company, approved by all partners of the Company and not a breach by the Manager or its Board of Directors of any duties they may owe the Company or the Unitholders. The Board of Directors also has an audit committee (the "Audit Committee") composed of the two independent directors as well as George R. Hornig, which reviews the external financial reporting of the Company, recommends engagement of the Company's independent public accountants and reviews the Company's procedures for internal auditing and the adequacy of the Company's internal accounting controls. The Board of Directors also has a compensation committee (the "Compensation Committee"), consisting of five directors, including the two independent directors, which determines the compensation of the officers of the Manager and administers its employee benefit plans. In addition, the Board of Directors has a Long-Term Incentive Plan Committee (the "LTIP Committee"), which consists of four directors, including the two independent directors, which acts with respect to the Company's Long-Term Incentive Plan. As of May 2001, the Board of Directors formed an independent committee to evaluate management's proposal regarding the offer to take the Company private. William A. Wyman and Alan B. Abramson are members of the independent committee.

Directors, Executive Officers and Key Employees of the Manager

         The following table sets forth certain information with respect to the members of the Board of Directors of the Manager, its executive officers and certain key employees. Executive officers and directors are elected for one-year terms.


     Name                              Age                                  Position with Manager
     ----                              ---                                  ---------------------
    John M. Rudey                      58          Chairman, Chief Executive Officer, President and Director (1)
------------------------------------------------------------------------------------------------------------------------------
    Aubrey L. Cole                     78          Director (2)
------------------------------------------------------------------------------------------------------------------------------
    George R. Hornig                   47          Director (3)
------------------------------------------------------------------------------------------------------------------------------
    William A. Wyman                   63          Director (4)
------------------------------------------------------------------------------------------------------------------------------
    Alan B. Abramson                   56          Director (5)
------------------------------------------------------------------------------------------------------------------------------
    Robert F. Wright                   76          Director (6)
------------------------------------------------------------------------------------------------------------------------------
    Thomas C. Ludlow                   55          Vice President and Chief Financial Officer
------------------------------------------------------------------------------------------------------------------------------
    Martin Lugus                       61          Vice President, Timberland Operations
------------------------------------------------------------------------------------------------------------------------------
    Robert B. Longo                    48          Corporate Controller
------------------------------------------------------------------------------------------------------------------------------
    Walter L. Barnes                   59          Assistant Vice President, Harvesting
------------------------------------------------------------------------------------------------------------------------------
    Robert A. Broadhead                50          Assistant Vice President, Marketing
------------------------------------------------------------------------------------------------------------------------------
    Jay Jeffrey Vermilya               45          Assistant Vice President, Planning
------------------------------------------------------------------------------------------------------------------------------
    Christopher J. Sokol               52          Assistant Vice President, Forestry
------------------------------------------------------------------------------------------------------------------------------


(1) Member of the Executive (Chairman), Nominating (Chairman), Finance and Compensation Committees.

(2)  Member of the Compensation and LTIP Committees.

(3) Member of the Executive, Audit, Finance (Chairman) and Compensation Committees.

(4) Member of the Audit (Chairman), Conflicts (Chairman), Compensation , LTIP and Independent Committees.

(5)  Member  of  the  Audit,  Conflicts,   Compensation  (Chairman),   LTIP  and
     Independent Committees.

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

           Aubrey L. Cole serves as a Director of the Manager. Since 1989, Mr. Cole has been a consultant for Aubrey Cole Associates, a sole proprietorship which provides management consulting services and makes investments. >From 1986 to 1989, Mr. Cole was the Vice Chairman of the Board and Director of Champion International Corporation (a publicly traded forest products company) and from 1983 to 1993, Mr. Cole was the Chairman of Champion Realty Corporation (a land sales subsidiary of Champion International).

         George R. Hornig serves as a Director of the Manager. Since 1999, Mr. Hornig has been Managing Director of Credit Suisse First Boston's Private Equity Division. >From 1993 to 1999, Mr. Hornig was an Executive Vice President of Deutsche Bank Americas Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated predecessor entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin & Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig is also a director of Unity Mutual Life Insurance Company and Forrester Research, Inc.

         William A. Wyman serves as a Director of the Manager, having been elected to the Board in January 1999. Mr. Wyman is a former President of the Management Consulting Group of Booz, Allen & Hamilton. Mr. Wyman joined Booz Allen in 1965, as a consultant to a variety of service, natural resources and manufacturing and financial companies. In 1984, he formed his own consulting firm, Oliver, Wyman & Company, to provide strategic and operating counsel to large financial institutions. Since his retirement in 1995, he has been working as a counselor to Chief Executives of several companies. He is a Director of Predictive Systems Inc, Pegasystems Inc., and Internosis, Inc, and serves on the Board of Advisors for The Sprout Group, a venture capital partnership, and Castle Harlan Inc., a buyout partnership.

         Alan B. Abramson serves as a Director of the Manager, having been elected to the Board in January 1999. Mr. Abramson is the President of Abramson Brothers Incorporated, a real-estate management and investment firm, where he has been employed since 1972. He serves as a Director of Datascope, Inc., a medical technology company.

         Robert F. Wright serves as a Director of the Manager. Since 1988, Mr. Wright has served as President and Chief Executive Officer of Robert F. Wright Associates, Inc., a firm making strategic investments and providing business consulting services. Previously, Mr. Wright spent 40 years, 28 years as a partner, at Arthur Andersen & Co. Mr. Wright is a director of the following companies: Reliance Standard Life Insurance Co. and affiliates (life insurance companies), The Navigators Group Inc. (a property insurance company), Universal American Financial Corp. (an insurance company), C.D.G. Technology Inc. (growth stage systems and suppliers to water utilities) and G.V.A. Williams Real Estate Co., Inc. (a real estate company).

         Thomas C. Ludlow became Vice President and Chief Financial Officer of the Manager in July 2000. From 1998 to 2000, Mr. Ludlow was Chief Financial Officer of Forest Systems, LLC, a Boston based timber investment management company. From 1995 to 1998, Mr. Ludlow was Director and head of North American Forest Products for Deutsche Morgan Grenfell, an international investment bank. Prior to 1995, Mr. Ludlow worked with various financial institutions. .

           Martin Lugus serves as Vice President - Timberland Operations of the Manager, responsible for all land management and operations on fee lands. Mr. Lugus was employed by Weyerhaeuser for 28 years, during which time he served as Forestry Manager from 1981 to 1991 and Timberlands Manager from 1991 to 1996 and then for the Manager in his current role.

Key Employees

           Walter L. Barnes serves as Assistant Vice President - Harvesting of the Manager, responsible for all solid wood logging and fiber operations. From 1993 to 1996, prior to joining the Manager, Mr. Barnes acted as the Operations Harvest Manager for Weyerhaeuser. Mr. Barnes was employed by Weyerhaeuser for 28 years and has extensive experience managing different harvesting systems on both the East and West sides of the Cascade Range.

           Robert A. Broadhead serves as Assistant Vice President - Marketing of the Manager since 1996, responsible for all log and stumpage sales transactions. Prior to joining the Manager in 1996, Mr. Broadhead was employed by Weyerhaeuser for 20 years and gained additional experience in investing and planning while serving as Planning Manager from 1981 to 1994.

           Robert B. Longo serves as the Corporate Controller of the Manager, responsible for accounting functions. Prior to joining the Manager in 2001, Mr. Longo was Chief Financial Officer of Desert Lake Technologies, LLC and The New Algae Company, Inc. From 1980 to 1995, Mr. Longo held various financial and management positions at American Cyanamid Company.

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

Compliance with Section 16(a) of the Exchange Act

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Manager's officers and directors, and persons who own more than 10% of a registered class of equity securities of the Master Partnership, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Officers, directors and greater than ten percent security holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           Based on its review of the copies of such forms received by it, or written representations regarding ownership of the Master Partnership's securities, the Company believes that during the fiscal year 2001, all filings required were properly made.

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

           The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the Manager's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") for services rendered during the fiscal year ended December 31, 2001:


                SUMMARY COMPENSATION TABLE
                                                                                             Long-Term
                                                          Annual                           Compensation
                                                       Compensation                           Awards
                                                                                            Securities
    Name and Principal                     Fiscal                                           Underlying               All Other
    Position                                 Year       Salary ($)        Bonus ($)         Options/SARs(#)         Compensation
    --------                                 ----       ----------        ---------        ---------------          ------------
    John M. Rudey                            2001         $ 463,500      $       --                      --                   --
      Chairman and                           2000           463,500         256,750                      --                   --
      Chief Executive Officer                1999           450,000         225,000                  50,000                   --
-----------------------------------------------------------------------------------------------------------------------------------
    Thomas C. Ludlow                         2001           225,000               -
      Vice President and                     2000            80,208          75,000                  50,000                   --
      Chief Financial Officer                1999                --              --                      --                   --
-----------------------------------------------------------------------------------------------------------------------------------
    Martin Lugus                             2001           123,600              --
      Vice President - Timberland            2000           123,600          30,900                      --                   --
                                             1999           120,000          35,000                      --                   --
-----------------------------------------------------------------------------------------------------------------------------------
    Walter L. Barnes                         2001            97,850              --
      Assistant Vice President               2000            97,850          24,463                      --                   --
      - Harvesting                           1999            95,000          23,750                      --                   --
-----------------------------------------------------------------------------------------------------------------------------------
    Robert A. Broadhead                      2001            92,700               -
      Assistant Vice President               2000            92,700          23,175                      --                   --
      - Marketing                            1999            90,000          22,500                      --                   --

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



         There were no option grants to the named executive officers during fiscal 2001.

         The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 2001:


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR ENDED OPTION/SAR VALUES


                                                             Number of Securities

                                                            Underlying/Unexercised            Value of Unexercised
                                                                Options/SARs at           In-the-Money Options/SARs at
                           Shares                              December 31, 2001               December 31, 2001
                          Acquired                             ----------------                -----------------
          Name           on Exercise    Value Realized   Exercisable    Unexercisable     Exercisable    Unexercisable
          ----           -----------    --------------   -----------    -------------     -----------    -------------

   John M. Rudey              --              $--            39,304         117,914          $--             N/A (1)

   Thomas C. Ludlow           --              $--            12,500          37,500          $--             N/A (1)

   Martin Lugus               --              $--            16,083          48,248          $--             N/A (1)

   Walter L. Barnes           --              $--             8,577          25,733          $--             N/A (1)

   Robert A. Broadhead        --              $--             8,577          25,733          $--             N/A (1)




 (1) At the close of trading on December 31, 2001, the market value of the Common Units was $1.66 per common unit. Since the Unit Options, once exercisable, would be exercisable at a range of $9.813 to $14.750 per unit, the in-the-money computation is inapplicable.

         Restricted Unit Plan. A Restricted Unit is a "phantom" unit that entitles the grantee to receive a Common Unit upon the vesting of the phantom unit. No grants have been made under the Restricted Unit Plan. The LTIP Committee may, in the future, determine to make grants under such plan to key employees and directors containing such terms as the Committee shall determine. Restricted Units granted during the Subordination Period will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the Manager in the open market, Common Units already owned by the Manager, Common Units acquired by the Manager directly from the Company or any other person, or any combination of the foregoing. The Manager will be entitled to reimbursement by the Company for the cost incurred in acquiring such Common Units. If the Company issues new Common Units, the total number of Units outstanding will increase and the Company will receive no remuneration.

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

         The Company paid approximately $98,000, $129,000, and $117,000 to the Directors of the Manager for consulting services during 2001, 2000 and 1999, respectively.

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

Investment in Affiliate

         In October 1999, the Company made an investment in U.S. Timberlands Yakima, LLC (USTY), an unconsolidated affiliate. USTY, an entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The Master Partnership contributed to USTY $294,000 of cash for 49% of USTY's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306,000 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Company's Manager, hold a controlling interest. The Company also acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22.0 million. The Company recorded its investment in the Senior LLC interest at its $18.9 million cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and 6% thereafter, of the $22.0 million agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at USTY's option for a redemption price equal to the agreed upon value of the Preferred LLC Interests plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost, reduced by losses, if any, in excess of the Common LLC Interests. The Master Partnership accounts for its Common LLC Interest by the equity method. A subsidiary of the Manager of the Company provides management services to USTY for a fee equal to 2% of USTY's agreed upon assets under management.

During the twelve months ended December 31, 2001, the Company contributed cutting rights and timberland located in Central Oregon to its affiliate, USTY. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its basis for the cutting rights and timberland of approximately $16.3 million. All property that has been contributed for the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender.

On March 30, 2001, the Company purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004.

On August 29, 2001 the Company sold timber cutting rights for approximately 80.6 million board feet to USTY for $12.0 million. These timber cutting rights expire in August 2004.

In November 2001, the Company sold timber cutting rights for approximately 44.8 MMBF to USTY for $7.0 million. These cutting rights expire in October 2004.

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


    +10.2 -- Indenture  among  U.S.   Timberlands   Klamath  Falls,  LLC,  U.S.
             Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee

    +10.3 -- Contribution,  Conveyance  and  Assumption  Agreement  among  U.S.
             Timberlands Company, LP and certain other parties

    *10.4 -- Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

    *10.5 -- Employment Agreement for Mr. Rudey

     *10. -- Supply Agreement  between U.S.  Timberlands  Klamath Falls, LLC and
             Collins Products LLC

    *21.1 -- List of Subsidiaries


    23.1  -- Consent of Richard A. Eisner & Company, LLP dated April 12, 2002.

(b)  Reports on Form 8-K

         One report dated November 13, 2001 on Form 8-K was filed during the quarter ended December 31, 2001.



* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.

(psi)Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April 2002.

              U.S. TIMBERLANDS KLAMATH FALLS, LLC

              By:   U.S. Timberlands Services Company, LLC
                     It's Manager

              By:    /s/ John M. Rudey
                     -------------------------------------------------
                     John M. Rudey, Chairman, Chief Executive Officer
                        and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                                                                                     April 15, 2002
/s/ John M. Rudey                                   Chairman, Chief Executive Officer,
--------------------------------------------        President and Director (Principal Executive
                  John M. Rudey                     Officer)

                                                                                                     April 15, 2002
/s/ Thomas C. Ludlow                                Chief Financial Officer
--------------------------------------------
                  Thomas C. Ludlow

                                                                                                     April 15, 2002
/s/ Robert B. Longo
--------------------------------------------        Corporate Controller
                  Robert B. Longo                  (Principal Accounting Officer)
                                                                                                     April 15, 2002
/s/ Aubrey L. Cole                                  Director
--------------------------------------------
                  Aubrey L. Cole

                                                                                                     April 15, 2002
/s/ George R. Hornig                                Director
--------------------------------------------
                  George R. Hornig

                                                                                                     April 15, 2002
/s/ Alan B. Abramson                                Director
--------------------------------------------
                  Alan B. Abramson

                                                                                                     April 15, 2002
/s/ William A. Wyman                                Director
--------------------------------------------
                  William A. Wyman

                                                                                                     April 15, 2002
/s/ Robert F. Wright                                Director
--------------------------------------------
                  Robert F. Wright


EXHIBIT INDEX



     23.1 Consent of Richard A. Eisner & Company, LLP dated April 12, 2002.

CONSOLIDATED FINANCIAL STATEMENTS


Contents                                                                                                       Page

Independent auditors' report                                                                                    F-2

Consolidated balance sheets as of December 31, 2001 and 2000                                                    F-3

Consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999                     F-4

Consolidated statements of changes in members' equity for the years ended December 31, 2001,
2000 and 1999                                                                                                   F-5

Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999                      F-6

Notes to consolidated financial statements                                                                      F-7


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Partners of U.S. Timberlands Klamath Falls, LLC


We have audited the accompanying consolidated balance sheets of U.S. Timberlands Klamath Falls, LLC and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in members' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Timberlands Klamath Falls, LLC and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Richard A. Eisner & Company, LLP

New York, New York

    February 1, 2002, except as to the final paragraph of Note 14, as to which the date is March 15, 2002

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY

    Consolidated Balance Sheets
    (in thousands)


                                                                   December 31,
                                                                      2001             2000
                                                                 ---------------   --------------
    ASSETS
    Current assets:
        Cash and cash equivalents                                       $ 1,070          $ 3,168
        Accounts receivable, net                                            311            4,430
        Other receivables                                                   280              160
        Notes receivable                                                  1,153            2,285
        Prepaid expenses and other current assets                           225               35
                                                                 ---------------   --------------
                Total current assets                                      3,039           10,078

    Timber and timberlands, net                                         215,298          265,109
    Investment in affiliate                                              31,609           20,588
    Property, plant and equipment, net                                      811              926
    Notes receivable, less current portion                                  428                -
    Deferred financing fees, net                                          3,973            4,648
                                                                 ---------------   --------------

                Total assets                                          $ 255,158        $ 301,349
                                                                 ===============   ==============


    LIABILITIES AND MEMBERS' EQUITY
    Current liabilities:
        Accounts payable                                                $ 1,334          $ 1,222
        Accrued liabilities                                               3,331            3,326
        Deferred revenue                                                      -            1,474
        Payable to general partner and affiliate                             41            2,065
                                                                 ---------------   --------------
                Total current liabilities                                 4,706            8,087
                                                                 ---------------   --------------

    Long-term debt                                                      225,000          225,000
                                                                 ---------------   --------------

    Commitments and contingencies

    Members' Equity:
        Managing member's interest                                          266              683
        Nonmanaging members' interest                                    25,186           67,579
                                                                 ---------------   --------------
                                                                         25,452           68,262
                                                                 ---------------   --------------

                Total liabilities and members' equity                 $ 255,158        $ 301,349
                                                                 ===============   ==============


              See notes to consolidated financial statements.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY




   Consolidated Statements of Operations
   (in thousands)


                                                                            Year Ended December 31,
                                                                             2001             2000             1999
                                                                        ---------------  ---------------  ----------------
   Revenues:
       Log, timber deed and stumpage sales including $19,015 (2001)
                 and $2,900 (2000) to an affiliate                            $ 54,128         $ 72,268          $ 76,594
       Property sales                                                                -            2,900                 -
       By-products and other                                                       436              571               400
                                                                        ---------------  ---------------  ----------------
                                                                                54,564           75,739            76,994
                                                                        ---------------  ---------------  ----------------

   Cost of products sold:
       Cost of timber harvested                                                (16,652)         (19,853)          (17,056)
       Cost of property sales                                                        -           (2,641)                -
       Depletion, depreciation and road amortization                           (37,287)         (28,816)          (23,318)
                                                                        ---------------  ---------------  ----------------
                                                                               (53,939)         (51,310)          (40,374)
                                                                        ---------------  ---------------  ----------------

            Gross profit                                                           625           24,429            36,620

   Selling, general and administrative expenses                                 (8,340)          (8,428)           (8,477)
   Equity in net income (loss) of affiliate                                     (6,098)           2,051              (607)
                                                                        ---------------  ---------------  ----------------
   Operating income (loss)                                                     (13,813)          18,052            27,536

   Interest expense                                                            (21,993)         (21,921)          (21,937)
   Amortization of deferred financing fees                                        (675)            (675)             (675)
   Interest income                                                                 101              403               565
   Other income, net                                                               131              208             1,162
                                                                        ---------------  ---------------  ----------------
   Net income (loss)                                                         $ (36,249)        $ (3,933)         $  6,651
                                                                        ===============  ===============  ================



See notes to consolidated financial statements.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY


    Consolidated Statements of Changes in Members' Equity
    (in thousands)


                                                          Managing               Nonmanaging
                                                          Member's                Members'                  Total
                                                          Interest                Interest             Members' Equity

    Balance, December 31, 1998                                    $ 1,180               $ 116,851              $ 118,031
    Distributions to members                                         (263)                (25,981)               (26,244)
    Net income                                                         67                   6,584                  6,651
                                                    ----------------------  ----------------------   --------------------

    Balance, December 31, 1999                                        984                  97,454                 98,438
    Distributions to members                                         (262)                (25,981)               (26,243)
    Net loss                                                          (39)                 (3,894)                (3,933)
                                                    ----------------------  ----------------------   --------------------

    Balance, December 31, 2000                                        683                  67,579                 68,262
    Distributions to members                                          (65)                 (6,496)                (6,561)
    Net loss                                                         (352)                (35,897)               (36,249)
                                                    ----------------------  ----------------------   --------------------

    Balance, December 31, 2001                                      $ 266                $ 25,186               $ 25,452


See notes to consolidated financial statements.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY



   Consolidated Statements of Cash Flows
   (in thousands)


                                                                               Year Ended December 31,
                                                                        2001           2000            1999
                                                                    -------------- --------------  --------------
   Cash flows from operating activities:
      Net income (loss)                                                 $ (36,249)      $ (3,933)        $ 6,651
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation, depletion, amortization and cost of
               timber and property sold                                    37,287         31,457          23,318
            (Gain) loss on disposal of assets                                  (2)           (39)             66
            Amortization of deferred financing fees                           675            675             675
            Equity in net (income) loss of affiliate                        6,098         (2,051)            607
            Other non-cash items                                              233              -               -
            Changes in assets and liabilities:
               Accounts receivable                                          4,119         (3,758)            855
               Other receivables                                             (120)           (36)            989
               Notes receivable                                               704          2,363          (3,469)
               Prepaid expenses and other current assets                     (190)           946            (555)
               Accounts payable                                               112            876            (387)
               Accrued liabilities                                              5             40          (1,119)
               Deferred revenue                                            (1,474)         1,435          (1,575)
               Payable to general partner and affiliate                    (2,024)           896            (553)
                                                                    -------------- --------------  --------------

                  Net cash provided by operating activities                 9,174         28,871          25,503
                                                                    -------------- --------------  --------------

   Cash flows from investing activities:
      Purchase of property, plant and equipment                                 -            (55)            (44)
      Proceeds from sale of assets                                            904             50               8
      Timber and road additions                                            (5,615)        (2,253)           (955)
      Investment in affiliate                                                   -              -            (294)
                                                                    -------------- --------------  --------------

                  Net cash used in investing activities                    (4,711)        (2,258)         (1,285)
                                                                    -------------- --------------  --------------

   Cash flows from financing activities:
      Distributions to members                                             (6,561)       (26,243)        (26,244)

                  Net cash used in financing activities                    (6,561)       (26,243)        (26,244)
                                                                    -------------- --------------  --------------

   Net increase (decrease) in cash and cash equivalents                    (2,098)           370          (2,026)
   Cash and cash equivalents, beginning of period                           3,168          2,798           4,824
                                                                    -------------- --------------  --------------

   Cash and cash equivalents, end of period                               $ 1,070        $ 3,168         $ 2,798
                                                                    ============== ==============  ==============

   Supplemental cash flow information:
      Cash paid for interest                                             $ 22,033       $ 21,786        $ 21,746

   Noncash activities:
      Contribution of timberlands for investment in affiliate            $ 16,289            $ -        $ 18,850




See notes to consolidated financial statements.

U.S. TIMBERLANDS KLAMATH FALLS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(dollar amounts in thousands, except per unit amounts)

1.   Business and Significant Accounting Policies:

Business

The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, LLC ("the Company"), a Delaware limited liability company, and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for the Company's notes (defined below). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation. An investment in affiliate is carried at cost, plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the common members' interest in the investee (See Notes 3 and 9).

U.S. Timberlands Company, LP (the "MLP") owns a 99% non-managing member interest in the Company. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in The Company and through the Company to acquire and own business and assets of U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, LLC. U.S. Timberlands Services Company, LLC (the "Manager") manages the business of the Company and owns a 1% managing member interest in The Company.

The primary activity of the Company is the growing of trees and sale of logs and standing timber to third party wood processors. The Company's timber is located principally in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial application.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue on delivered log sales is recognized upon delivery to the customer. Revenue on timber deeds, timber and property sales is generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested. Deferred revenue as of December 31, 2000 represents a customer deposit for a timber deed sale that was closed in January 2001.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company's trade accounts and notes receivable are derived from sales to third party wood processors. The Company's four largest, non-affiliated customers accounted for approximately 22%, 7%, 6%, and 6% of the Company's aggregate net revenues from log, stumpage, and timber deed sales for the year ended December 31, 2001. In 2000, these customers represented approximately 14%, 8%, 2%, and 16%, respectively, of aggregate net revenues from log, stumpage and deed sales. In 1999, these four customers accounted for approximately 13%, 4%, 0%, and 17% of aggregate net revenues from log, stumpage and deed sales. No other single customer accounted for more than 10% of aggregate net revenues from log, stumpage, and timber deed sales in those years. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both. The Company periodically reviews its allowance for doubtful accounts and reserves an estimated amount for such accounts. As of December 31, 2001 and 2000 the Company had an allowance for doubtful accounts of $100 and $550, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

Timber and Timberlands

Timber and timberlands is comprised of timber, timberlands, logging roads, and seed stock and nursery stock.

Timber, timberlands and roads
Timber, timberlands and roads are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested (including logging roads) is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, primarily utilizing a single composite pool. The Company estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Company's cash flow.

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

Deferred Financing Fees

Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt. The Company presents deferred financing fees net of accumulated amortization. The accumulated amortization of deferred financing fees as of December 31, 2001 and 2000 was $2,777 and $2,102, respectively.

Income Taxes

The Company is a limited liability company. Accordingly, the Company is not liable for federal or state income taxes since the Company's income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

Unit-Based Compensation Plans

The Company accounts for the granting of unit options to employees and directors of the MLP's Manager under MLP'S unit-based compensation plans under the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provisions of the Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note 10).

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Although the Company had no outstanding derivative positions at December 31, 2001 or 2000, it has absorbed a loss of approximately $146 from its allocable share of the effect of adoption of SFAS 133 by its affiliate, to reduce the carrying value of an interest rate cap agreement to its fair value.

2.  Timber and Timberlands:

Timber and Timberlands consisted of the following at December 31:

                                                             2001         2000
                                                           --------     --------

Timber and logging roads                                   $310,546     $317,651
Timberlands                                                  34,566       39,111
Seed orchard and nursery stock                                1,437        1,364
                                                           --------     --------

                                                            346,549      358,126
Less accumulated depletion and road amortization            131,251       93,017
                                                           --------     --------

                                                           $215,298     $265,109
                                                           ========     ========



3. Investment in Affiliate: Following is summarized financial information for U.S. Timberlands Yakima, LLC, the MLP's equity basis affiliate (See Note 9), as of and for the years ended December 31:


                                                          2001         2000        1999
                                                        ---------    ---------   ---------

Current assets                                          $   5,779    $   3,887   $   9,129
Noncurrent assets, principally timber and timberlands     116,558       71,174      74,726
Current liabilities                                         1,883       11,195       5,611
Noncurrent liabilities - long-term debt                    88,435       42,807      60,000
Redeemable preferred member interest (owned by the
     Company)                                              32,019       20,295      18,243
Net sales                                                  13,574       25,606         560
Gross profit                                                3,120       10,018         342
Net income (loss)                                          (5,329)       2,815      (1,207)


4.  Property, Plant and Equipment:
Property, plant and equipment consisted of the following at December 31:

                                                   2001     2000
                                                 ------   ------

Equipment                                        $  646   $  661
Buildings and improvements                          843      843
                                                 ------   ------

                                                  1,489    1,504
Less accumulated depreciation and amortization      678      578
                                                 ------   ------

                                                 $  811   $  926
                                                 ======   ======


5.  Accrued Liabilities:
Accrued liabilities consisted of the following at December 31:

                             2001     2000
                            ------   ------

Interest                    $2,752   $2,792
Severance and harvest tax       65      217
Other                          514      317
                            ------   ------

                            $3,331   $3,326
                            ======   ======


6.  Short-Term Debt:
In 2001, the Company extended a credit facility with an affiliate of the Manager (the "Affiliate Credit Facility"), which allows the Company to borrow up to $12.0 million. The Company's obligations under the Affiliate Credit Facility represent unsecured general obligations. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.25% at December 31, 2001), which is based on the Company's leverage ratio. The prime lending rate was 4.75% at December 31, 2001. The Affiliate Credit Facility expires on April 30, 2002 and all amounts borrowed thereunder shall then be due and payable. There were no outstanding borrowings under the Affiliate Credit Facility at December 31, 2001 and 2000. Peak borrowings were $10,370 and $6,000 under the Affiliate Credit Facility during 2001 and 2000, respectively. A commitment fee of 0.5% is payable quarterly on the unused available portion of the Affiliate Credit Facility. Total interest and fees paid to the affiliate were $330 and $75 in 2001, $130 and $58 in 2000, and $25 and $29 in 1999, respectively.

The Affiliate Credit Facility contains certain restrictive covenants, including limits on the ability of the Company to make cash distributions, incur certain additional indebtedness or incur certain liens.

7.    Long-Term Debt:
Senior Notes
The $225,000 of Notes, which were issued in 1997, were issued jointly and severally by the Company and its wholly owned subsidiary Finance Corp. (collectively, the "Issuers"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Company and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

The Notes contain certain restrictive covenants, including limiting the ability of the Operating Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, The Company is presently prohibited from making distributions to the members.

8.  Members' Equity:
Allocation of Income (Loss)
As provided in the Company's Operating Agreement, income and losses are allocated 99% to the MLP and 1% to the Manager.

Cash Distributions

The MLP is required to make quarterly cash distributions from Available Cash, as defined in the MLP's Partnership Agreement if cash is available for distributions. The Company distributes cash to the MLP to fund such distributions in accordance with the Company's Operating Agreement. The Company is presently prohibited from making cash distributions to the members (see note
7). If made, cash distributions are paid by the MLP in order of preferences: first, the minimum quarterly distribution of $.50 per unit (the "MQD") to Common Unitholders and the Manager, and second, to the extent cash remains available, to Subordinated Unitholders.

The MLP Agreement sets forth certain cash distribution target rates for the Company to meet in order for the Manager's share of Available Cash to increase (such increases referred to as "Incentive Distributions"). To the extent that the quarterly distributions exceed $.550 per Common and Subordinated Unit, the Manager receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $.633 per Common and Subordinated Unit, the Manager receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $.822 per Common and Subordinated Unit, the Manager receives 50% of the excess Available Cash. Since the quarterly distributions did not exceed the minimum quarterly distributions for 2001, 2000 or 1999, the Manager did not receive any such Incentive Distributions for those years.

9.  Certain Relationships and Related Party Transactions:
Manager
The Manager has the ability to control management of the Company and the MLP and has all voting rights of the Company and the MLP except for certain matters set forth in The Company's Operating Agreement and in the MLP's Partnership Agreement, as amended. The ownership of Subordinated and Common Units by certain affiliates of the Manager effectively gives the Manager the ability to prevent its removal.

The Manager does not receive any management fee or other compensation in connection with its management of the Company. The Manager and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. The Company's Operating Agreement provides that the Manager will determine the expenses that are allocable to the Company in any reasonable manner determined by the Manager in its sole discretion. Related non-interest bearing receivables and payables between the Manager and the Company are settled in the ordinary course of business. As of December 31, 2001 and 2000, the Company had a payable to the Manager of $41 and $955, respectively. During 2001, 2000, and 1999 expenses allocated to and reimbursed by the Company totaled $6,760, $7,717, and $8,347, respectively.

9. Certain Relationships and Related Party Transactions (Continued): Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the Manager have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company.

Consulting Agreements

As of December 31, 2001, the Manager has consulting agreements with affiliates of certain Directors of the Manager, pursuant to which each such person or firm has provided and/or will provide consulting services to the Manager. The agreements provide for an annual retainer of $25 to $50, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 2001, 2000, and 1999 amounted to $98, $129, and $117, respectively.

Investment in and Transactions with Affiliates

In October 1999, the Company made an investment in U.S.  Timberlands Yakima, LLC
(USTY), an unconsolidated affiliate. USTY, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The Master Limited Partnership contributed to USTY $294 of cash for 49% of USTY's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Company's Manager, hold a controlling interest. The Company also acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000 and any subsequent contributions. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and 6% thereafter of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at USTY's option for a redemption price equal to the agreed upon value of the Preferred LLC Interests, either in cash or by returning the contributed timberlands, plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the Common LLC Interests. The Master Limited Partnership accounts for its Common LLC Interest by the equity method.

On September 14, 2001, management of USTY was taken over by US Timberlands Yakima Services, LLC ("Yakima Services"), a wholly owned subsidiary of the Manager of the Company. Yakima Services is paid a fee equal to 2% of agreed upon valuation of the assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of USTY's earnings before interest, taxes, depletion, depreciation and amortization. Such fees charged to operations by USTY in 2001 amounted to $1,137. The Master Limited Partnershp and the Company granted U.S. Timberlands Holding Group, LLC an irrevocable proxy to vote its Common and Preferred Interests.

During 1999, concurrently with and in order to facilitate USTY's acquisition of the Washington timberlands referred to above, an entity controlled by John M. Rudey agreed to acquire in the future a portion of the property and any related liabilities that the Company and USTY were unwilling to acquire, the sale of which was a condition of the seller to the USTY acquisition. Such entity was paid $2,700 by the seller for its agreement to acquire such property

9. Certain Relationships  and  Related  Party  Transactions  (Continued):
and any related liabilities. The Manager's Conflicts Committee reviewed and approved the structure of the Company's investment in the affiliate.

In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from USTY for $1.3 million. These timber cutting rights expire in June 2003

In December 2000, the Company sold approximately 8,000 acres of timberland located in Central Oregon to USTY for $2,900.

During 2001, the Company contributed cutting rights and timberland located in Central Oregon to its affiliate, USTY. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its cost for the cutting rights and timberland of approximately $16.3 million. All property that has been contributed for the the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender.

In March of 2001, the Company  purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004.

In September of 2001 the Company sold timber  cutting  rights for  approximately
80.6 million board feet to USTY for $12.0 million. These timber cutting rights expire in August 2004.

In November of 2001 the Company  sold timber  cutting  rights for  approximately
44.8 million board feet to USTY for $7.0 million. These timber cutting rights expire in October 2004.

Gross profits realized on the Company's sales of timber cutting rights to USTY, to the extent of the Company's ownership interest in USTY, have been eliminated and are recognized in operations upon USTY's sale of the timber to third parties. In addition, the Company's equity in net income (loss) of affiliate has been adjusted to eliminate its share of gross profits realized by USTY on sales of timber cutting rights to the Company, until the Company sells the timber to third parties.

Payments to Affiliate

See Note 6 regarding interest and commitment fees paid to an affiliate of the Manager under the Affiliate Credit Facility.

Severance and Settlement

Selling, general and administrative expenses in 1999 and 2000 included $675 and $203 respectively related to settlement with former employees of the Company.

Other Related Party Transactions

During 1999, Glenn A. Zane served as Acting Senior Vice President and Acting Director of Operations for the Company. The Company paid approximately $323, $821 and $925 during 2001, 2000 and 1999, respectively, to Mason, Bruce & Girard, of which Mr. Zane is a partner. Such payments were for consulting services and include Mr. Zane's compensation.

10.  Management Incentive Plans:
Unit Option Plans
The MLP maintains a Unit Option Plan, which provides for the granting of options (the "Unit Options") to employees and directors of the Manager who perform services for the Company. The plan permits the grant of Unit Options covering 857,749 of the MLP's Common Units. Unit Options granted under the MLP's Unit Option Plan are determined by the Long-Term Incentive Plan Committee of the MLP's Board of Directors (the "LTIP Committee") and are granted at fair market value at the date of the grant. In 1999, 200,000 Unit Options were granted to directors and 142,620 options were granted to employees. In 2000, 54,000 Unit Options were granted to employees. In 2001, there were no Unit Options granted. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units, provided that the minimum quarterly distributions (as defined in the MLP Agreement) has been made. Once the performance criteria are achieved, the Company will record compensation expense for the difference between the exercise price and fair value of the Common Units, with a corresponding increase to Members' Equity. Although the performance criteria were met for the years ended December 31, 2000 and 1999, and 25% of the outstanding Subordinated Units were converted into Common in February 2001, no compensation expense was recorded during such years, as the market price of the units was less than the exercise price during the years. As indicated in Note 7, distributions have been suspended and accordingly the performance criteria had not been met as of December 31, 2001. Since no distributions have been made by MLP since February 2001 and the MLP has indefinitely suspended further distributions, conversion of the remaining Subordinated Units is unlikely in the foreseeable future.

The following table summarizes the activity related to unit options for three years ended December 31, 2001

                                                                   Weighted
                                                                    Average
                                                 Number of         Exercise
                                                  Shares             Price
                                            ----------------  ----------------
 Outstanding, December 31, 1998                     450,317           $ 14.75
 Unit options granted                               342,620             13.16
 Unit options cancelled                             (35,310)            14.71
                                            ----------------

 Outstanding, December 31, 1999                     757,627             14.02
 Unit options granted                                54,000              9.70
 Unit options cancelled                             (54,000)            13.89
                                            ----------------

 Outstanding, December 31, 2000                     757,627             13.75
 Unit options granted                                     -                 -
 Unit options cancelled                             (70,620)            13.22
                                            ----------------

 Outstanding, December 31, 2001                     687,007             13.78


As of December 31, 2001 exercise prices for options outstanding were between $5.84 and $14.75 with a weighted average exercise price of $13.78 per unit. The weighted average remaining contractual life of the options was 7 years. There were no unit options exercisable at December 31, 2000 or 1999. Options for 171,752 units were exercisable at December 31, 2001, with a weighed average exercise price of $13.78 per unit.

The Company has computed, for pro forma disclosure purposes as required by SFAS 123, the value of the Unit Options granted by the MLP under the Unit Option Plan. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for 2000 and

1999:

                                                  2000              1999
                                             ----------------  ---------------

      Risk-free rate of return                    5.98%            4.88%

      Expected dividend yield                     9.52%            9.52%

      Expected life of the Unit Options          5 Years           5 Years

      Expected volatility                        80.59%            49.65%




The weighted-average fair value of unit options was $3.61 and $2.87 for options granted in 2000 and 1999, respectively.

If the Company had adopted the expensing provisions of SFAS 123, the impact on 2001, 2000 and 1999's net income (loss) and net income (loss) per unit would have been as follows:


                                                           Year Ended December 31,
                                                       2001              2000              1999
                                                   ---------          --------           -------
      Net income (loss) as reported                $ (36,249)         $ (3,933)          $ 6,651

      Net income (loss) pro forma                    (36,572)           (4,470)            6,204

For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed subordinated unit's conversion period.

Restricted Unit Plan:
During 1997, the MLP authorized the establishment of a restricted unit plan (the "Restricted Unit Plan"), which allows it to grant units (the "Restricted Units") to employees at the discretion of the LTIP Committee. No consideration will be payable by the plan participants upon vesting and issuance of the Restricted Units. Restricted Units granted during the subordination period would vest automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Restricted Units granted subsequent to the subordination period are the equivalent of Common Units. No Restricted Units have been granted as of December 31, 2001.

Income Interests of the Manager

In connection with the Common Units offering and the related formation of the MLP's General Partner, the Manager issued income interests to certain officers and directors of the General Partner at no cost. Such income interests participate pro rata in cash distributions from the Company and the MLP. Under certain circumstances, the MLP's General Partner is required to repurchase the income interests from officers and directors upon termination of their employment at fair market value as determined by independent appraisal (see Note 9, severance and settlement).

11.  Fair Value of Financial Instruments:
A summary of the fair value of the Company's significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

     (a) Short-term financial instruments - The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain

     (b) accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturities of such items.

     (c) Long-term debt - The estimated fair value of the Company's long-term debt was approximately $150,750 and $180,000 at December 31, 2001 and 2000, respectively, based on published market quotations.

12.      Quarterly Results (Unaudited):



                                                                  Quarter Ended
                                     --------------------------------------------------------------------
                                     December 31 (a)       September 30          June          March 31       Total Year
   2001
   Revenues                                  $ 13,471             $ 24,229          $ 7,327        $ 9,467        $ 54,564
   Gross profit                                   245                  764             (252)          (132)            625
   Net income (loss)                          (10,251)              (8,583)          (8,600)        (8,815)        (36,249)

   2000
   Revenues                                  $ 25,791             $ 14,064         $ 23,960       $ 11,924        $ 75,739
   Gross profit                                 4,598                2,716           12,881          4,234          24,429
   Net income (loss)                           (2,306)              (5,229)           5,559         (1,957)         (3,933)

(a) The quarter ended December 31, 2000 includes revenues of $2,773 and related costs of $2,641 from a property sale.

13.       401(K) Defined Contribution Plan:
The  Company   sponsors  a  401(k)  defined   contribution   plan  which  covers
substantially all full-time employees. Company contributions to the plan totaled $56 in 2001, $30 in 2000 and $34 in 1999.

14.      Commitments, Contingencies and Other:
Log Supply Agreement
On August 30, 1996, the Company entered into a wood supply agreement with Collins Products, LLC to supply a volume of approximately 34 million board feet of merchantable timber annually to Collins at market prices. The term of the agreement was ten years and was renewable for two additional terms of five years, each at the option of Collins. As a result of Collins Products closing its plywood mill in Klamath Falls in 2001, the Company and Collins mutually decided to cancel the log supply agreement. Revenues from Collins Products were approximately $2,125, $10,842 and $11,160 for 2001, 2000 and 1999 respectively.

Interest Rate Collar Agreement

The Company entered into interest rate collar agreements to manage interest rate risk, the last of which ended in October 1999. Income of $991 in 1999 on these agreements is included in other income in the accompanying statements of operations.

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

In February 2001 management put forward a formal offer for the "Going Private Transaction" at $7.75 per unit in cash and notes. In November 2001, management amended its offer to $3.75 per unit (50% in cash and 50% in 7 year notes of the MLP).

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

         As of March 15, 2002, all six lawsuits have been withdrawn, without prejudice, by the plaintiffs, pending further developments in the Going Private Transaction.