Form 10-Q
period 2002-09-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2002-11-15
CIK 1047739

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                    FORM 10-Q
                         _______________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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


        Registrant's telephone number, including area code: 212-755-1100
                                    ________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                            Yes   X   No
                                                                -----   -----

================================================================================


                                    Form 10-Q

                                Table of Contents

Part I.  Financial Information                                              Page

 Item  1.  Condensed Consolidated Statements of Operations
              for the three months ended September 30, 2002 and 2001  .. . . . 3

 Item  1.  Condensed Consolidated Statements of Operations
              for the nine months ended September 30, 2002 and 2001. . . . . . 4

 Item  1.  Condensed Consolidated Balance Sheets
              at September 30, 2002 and December 31, 2001 . . . . . . . . . . .5

 Item  1.  Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2002 and 2001 . . . . . .6

 Item  1.  Notes to Condensed Consolidated Financial Statements . . . . . . . .7

 Item  2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . 10

 Item  4.  Controls and Disclosures . . . . . . . . . . . . . . . . . . . . . 15


Part II.  Other Information

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 15

 Item  2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . 16

 Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 16

 Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . . .16

 Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .16

 Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .17

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                Three Months Ended September 30,
                                                                            -----------------------------------------
                                                                                  2002                   2001
                                                                            ------------------     ------------------

Revenues                                                                       $ 13,323                    $ 24,299
Cost of timber harvested                                                         (5,664)                     (5,935)
Depletion, depreciation and road amortization                                    (5,935)                    (17,600)
Cost of timber and property sales                                                  (863)                          -
Fire loss                                                                          (657)                          -
                                                                               --------                    --------
      Gross profit                                                                  204                         764

Selling, general and administrative expenses                                     (1,723)                     (1,811)
Equity in net loss of affiliate                                                  (2,566)                     (1,884)
                                                                               --------                    --------
      Operating loss                                                             (4,085)                     (2,931)

Interest expense                                                                 (5,414)                     (5,585)
Interest income                                                                       4                           2
Amortization of deferred financing fees                                            (169)                       (169)
Other income, net                                                                     6                          13
                                                                               --------                    --------

      Net loss                                                                 $ (9,658)                   $ (8,670)


    See accompanying notes to the condensed consolidated financial statements

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                               Nine Months Ended September 30,
                                                                           ---------------------------------------
                                                                                2002                  2001
                                                                           ----------------     ------------------

Revenues (including $9,900 to an affiliate in 2002)                           $ 30,939                  $ 41,093
Cost of timber harvested                                                        (9,963)                  (12,926)
Depletion, depreciation and road amortization                                  (20,930)                  (27,787)
Cost of timber and property sales                                                 (863)                        0
Fire loss                                                                         (657)                        0
                                                                              --------                  --------
      Gross profit (loss)                                                       (1,474)                      380

Selling, general and administrative expenses                                    (4,619)                   (6,246)
Equity in net loss of affiliate                                                 (8,302)                   (3,575)
                                                                              --------                  --------
      Operating loss                                                           (14,395)                   (9,441)

Interest expense                                                               (16,213)                  (16,532)
Interest income                                                                      9                        85
Amortization of deferred financing fees                                           (506)                     (506)
Other income, net                                                                  112                       133
                                                                              --------                  --------

      Net loss                                                                $(30,993)                 $(26,261)


    See accompanying notes to the condensed consolidated financial statements

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 September 30         December 31
                                                                                    2002                 2001
                                                                              ------------------   ------------------
                                                                                 (Unaudited)               *
ASSETS
Current assets:
     Cash and cash equivalents                                                      $     950          $   1,070
     Accounts receivable, net                                                           1,589                311
     Due from managing member                                                              81
     Other receivables                                                                     73                280
     Notes receivable                                                                     459              1,153
     Prepaid expenses and other current assets                                             10                225
                                                                                    ---------          ---------

         Total current assets                                                           3,162              3,039

Timber and timberlands, net                                                           197,978            214,511
Investment in affiliate                                                                23,307             31,609
Property, plant and equipment, net                                                        772                811
Notes receivable, less current portion                                                    130                428
Deferred financing fees, net                                                            3,468              3,973
                                                                                    ---------          ---------

         Total assets                                                               $ 228,817          $ 254,371
                                                                                    =========          =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Accounts payable                                                                   1,179              1,334
     Accrued liabilities                                                                8,967              3,331
     Payable to managing member                                                             -                 41
                                                                                    ---------          ---------

         Total current liabilities                                                     10,146              4,706
                                                                                    ---------          ---------

Long-term debt                                                                        225,000            225,000
                                                                                    ---------          ---------


Members' equity:
     Managing member's interest                                                          (126)               247
     Nonmanaging member's interest                                                     (6,203)            24,418
                                                                                    ---------          ---------

                                                                                       (6,329)            24,665
                                                                                    ---------          ---------

         Total liabilities and members' equity                                      $ 228,817          $ 254,371
                                                                                    =========          =========


*    Derived from audited Consolidated Balance Sheet as of December 31, 2001

    See accompanying notes to the condensed consolidated financial statements

                       U.S. TIMBERLANDS KLAMATH FALLS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                              ---------------------------------------------
                                                                                     2002                     2001
                                                                              --------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                     $      5,681            $     12,864
                                                                              ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                        (5,792)                 (6,864)
      Purchase of property, plant and equipment - net                                   (9)                      -
      Proceeds from sale of assets                                                       -                      15
                                                                              ------------            ------------
Net cash used in investing activities                                               (5,801)                 (6,849)
                                                                              ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Distributions to the members                                                       -                  (6,561)
                                                                              ------------            ------------
Net cash used in financing activities                                                    -                  (6,561)
                                                                              ------------            ------------

Decrease in cash and cash equivalents                                                 (120)                   (546)
Cash and cash equivalents - beginning of period                                      1,070                   3,168
                                                                              ------------            ------------

Cash and cash equivalents - end of period                                     $        950            $      2,622
                                                                              ============            ============

Noncash activities:
      Contribution of timber cutting rights for investment in affiliate       $          -            $     12,987
      Contribution of timberlands for investment in affiliate                 $          -            $      3,302

Supplemental cash flow information:
      Cash paid for interest expense                                          $ 10,828,125            $ 11,158,300


    See accompanying notes to the condensed consolidated financial statements

                         U.S. TIMBERLANDS COMPANY, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except per Unit amounts or as otherwise indicated)
                                   (Unaudited)

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

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. Operating results for the quarter and the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company.

2.   Timber and Timberlands

Timber and Timberlands consisted of the following:

                                                     September 30,  December 31,
                                                          2002          2001
                                                          ----          ----

Timber and logging roads                               $312,133       $309,759
Timberlands                                              35,165         34,566
Seed orchard and nursery stock                            1,823          1,437
                                                       --------       --------

                                                        349,121        345,762
Less accumulated depletion and road amortization        151,143        131,251
                                                       --------       --------

                                                       $197,978       $214,511
                                                       ========       ========


3.   Investment In Affiliate

The following is summarized financial information for U.S. Timberlands Yakima, LLC (USTY), an affiliate of the Company accounted for under the equity method:

                                  Quarter Ended         Quarter Ended        Nine Months Ended    Nine Months Ended
                                  September 30          September 30           September 30          September 30
                                      2002                  2001                   2002                  2001
                                      ----                  ----                   ----                  ----

        Net sales                   $ 11,940                 $ 993            $    22,636           $    6,852
        Gross profit (loss)              792                    30                   (372)               3,230
        Net income (loss)             (2,704)               (2,081)                (8,480)              (2,459)



On June 12, 2002 the Company sold timber cutting rights for approximately 87.3 million board feet to USTY for $9.9 million. These timber cutting rights expire in May 2005. On August 30, 2002 the Company purchased timber cutting rights for approximately 12.0 million board feet from USTY for $1.3 million. These timber cutting rights expire in August 2003. On September 13, 2002 the Company purchased timberland for approximately 8.1 million board feet from USTY for $2.6 million. In addition to the preceding, on July 15, 2002 the Company purchased timber cutting rights for approximately 7.7 million board feet from USTY Services for $0.8 million. These timber cutting rights expire in July 2005.

4.   Short-Term Debt

The Company had a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company's leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. The Company and the affiliated lender have also initiated discussions with respect to a further extension of the credit facility on terms comparable to those that would be obtained from an unaffiliated financing source. While the Company and potential lenders are in negotiations, affiliated lenders have agreed to make short term advances to the Company, payable on demand to the affiliates, at an interest annual rate of 10%.

5.   Long-Term Debt and Distributions

As of September 30, 2002, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the 95/8% Senior Notes.

6.   Other Matters

On October 17, 2002, the MLP announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management. The definitive agreement contemplates a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the MLP, pursuant to which each common limited partnership unit not already owned by the entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. Consummation of the transaction is subject to receipt of financing and other customary conditions, as well as the dismissal or satisfactory settlement of any outstanding litigation.

On April 25, 2002, the MLP announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Company, the general partner of the MLP, the MLP and the board of directors of the Manager alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the going private transaction.

The lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorneys' fees.

On July 12, 2002, the MLP was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware.

On October 17, 2002, the MLP announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions.

On June 21, 2002, the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the Manager while riding on equipment owned by the Manager. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.

In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations. Management and its counsel are still reviewing the facts of the injury claims and it is still too early to assess its effect on the Company.


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

Application of Critical Accounting Policies

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2001 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2002.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company's merchantable timber. These determinations are made periodically in the ordinary course of accounting.



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

Current Market Conditions

Third Quarter 2002 prices for finished wood products (e.g. lumber, plywood and engineered wood products) were flat to lower than Second Quarter 2002 prices.

Third Quarter 2002 prices for finished wood products were also lower than the same period in 2001.

Log prices for the Third Quarter 2002 remained fairly flat. Some downward pressure on prices resulted due to burned logs from the Toolbox Fire.









Results of Operations

Selected operating statistics for the Company:


                                       Sales Volume (MBF)                  Price Realization (MBF)
                                       ------------------                  -----------------------

                                                              Timber                                Timber
              Period                    Logs     Stumpage      Deeds         Logs      Stumpage      Deeds
              ------                    ----     --------      -----         ----      --------      -----

               2002
Three Months Ended September 30         23,998         -     20,189         $ 329          $ -       $ 186
Three Months Ended June 30              14,575         -     88,480         $ 341          $ -       $ 114
Three Months Ended March 31              5,024         -      2,333         $ 349          $ -       $ 169


               2001
Three Months Ended September 30         27,984         -     83,899         $ 347          $ -       $ 173
Three Months Ended June 30               9,890         -     28,624         $ 313          $ -       $ 138
Three Months Ended March 31             20,939         -     14,744         $ 357          $ -       $ 133




Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenues

Revenues for the quarter ended September 30, 2002 were $13.3 million, a decrease of $11.0 million or 45% from revenues of $24.3 million for the same period in 2001. The significant decrease in revenues during the third quarter of 2002 was caused by planned lower volumes.

Timber deed sales for the third  quarter of 2002 were $3.8  million on volume of
20.2 million board feet ("MMBF"), as compared to the same period in 2001, when timber deed sales were $14.5 million on 83.9 MMBF. The average timber deed price was $186 per thousand board feet ("MBF") during the third quarter of 2002, as compared to $173 per MBF for the same period in 2001.

Log sales for the quarter ended September 30, 2002 were $7.9 million on volume of 24.0 MMBF, as compared to the same period in 2001 when log sales were $9.7 million on 28.0 MMBF. The average sales price was $329 per MBF for the third quarter of 2002, as compared to an average of $347 per MBF for the same period in 2001. The decrease in log prices reflects a general decrease in the market caused by a high volume of fire-damaged logs.

Gross Profit

The Company had a gross profit of $0.2 million in the third quarter of 2002 as compared to a gross profit of $0.8 million for the same period in 2001. As a percentage of sales the gross profit was 2% as compared to a gross profit percentage of 3% in the third quarter of 2001. The decrease in gross profit as a percentage of sales is a result of the fire loss of $0.7 million in 2002 and higher logging costs, offset by decreases in depletion rates and increased profits from by-product sales over the same period in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.1 million from $1.8 million in the third quarter of 2001 to $1.7 million in the third quarter of 2002. The decrease was attributable to lower wage and wage related expenses of $0.1 million and lower property taxes of $0.1 million, offset by higher professional service expenses of $0.1 million.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was approximately $2.6 million for the third quarter of 2002. This amount reflects the Company's share of the net loss of an affiliate accounted for under the equity method. This compares to equity in net loss of affiliate of $1.9 million in the third quarter of 2001.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

Revenues for the nine months ended September 30, 2002 were $30.9 million, a decrease of $10.2 million or 25% from revenues of $41.1 million for the same period in 2001. The decrease in revenues during the first nine months of 2002 was caused by planned lower volumes.

Timber deed sales for the first nine months of 2002 were $14.3 million on volume of 111.0 million board feet ("MMBF"), as compared to the same period in 2001, when timber deed sales were $20.4 million on 127.3 MMBF. The average timber deed price was $129 per thousand board feet ("MBF") during the first nine months of 2002, as compared to $160 per MBF for the same period in 2001.

Log sales for the nine months ended September 30, 2002 were $14.6 million on volume of 43.6 MMBF, as compared to the same period in 2001 when log sales were $20.3 million on 58.8 MMBF. The average sales price was $335 per MBF for the first nine months of 2002, as compared to an average of $345 per MBF for the same period in 2001. The decrease in log prices reflects a general decrease in the market.


Gross Profit

The Company had a gross loss of $1.5 million in the first nine months of 2002 as compared to a gross profit of $0.4 million for the same period in 2001. As a percentage of sales the gross loss was 5% as compared to a gross profit percentage of 1% in the first nine months of 2001. The increase in gross loss as a percentage of sales is a result of the fire loss of $0.7 million in 2002 and higher logging costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.6 million from $6.2 million in the first nine months of 2001 to $4.6 million in the first nine months of 2002. The decrease was primarily attributable to lower wage and wage related expenses of $0.3 million and lower professional service expenses of $0.8 million.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was approximately $8.3 million for the first nine months of 2002. This amount reflects the Company's share of the net loss of an affiliate accounted for under the equity method. This compares to equity in net loss of affiliate of $3.6 million in the first nine months of 2001.


Financial Condition and Liquidity

Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2002 were $5.7 million, as compared to cash provided by operating activities of $12.9 million during the same period in 2001. The $7.2 million decrease is due primarily to the Company's decrease in sales revenue in comparison to the same period in 2001.

Investing Activities

Cash flows used in investing activities were $5.8 million during the first nine months of 2002, as compared to $6.8 million during the same period in 2001.

Financing Activities

Cash flows used in financing activities for the first nine months of 2002 were $0.0 million as compared to cash used in financing activities of $6.6 million for the same period in 2001. There were no distributions to members in the 2002 period as compared to $6.6 million in distributions to members in the 2001 period.

The Company had a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"), which allowed the Company to borrow up to $12.0 million. The Affiliate Credit Facility expired on April 30, 2002. The Company has endeavored to replace the Affiliate Credit Facility with a new credit facility.

The agreement governing the Company's 9-5/8% senior notes (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberlands sales and purchased. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of September 30, 2002, the Company was in compliance with the covenants requirements pertaining to the Notes. As of September 30, 2002, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Indenture.

Through the first nine months of 2002, the Company funded its operations and met its cash requirements for debt service from cash on hand.

Cash required to meet the Company's debt service and any cash distributions will be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short term cash needs.



ITEM 4. CONTROLS AND DISCLOSURES

Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of management of the Company's Manager, including the Manager's Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Manager's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2002, the MLP announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Company, the general partner of the MLP, the MLP and the board of directors of the Manager alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the going private transaction.

The lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorneys' fees.

On July 12, 2002 the MLP was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Deleware.

On October 17, 2002 the MLP announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions.

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

In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations. Management and its counsel are still reviewing the facts of the injury claims and it is still too early to assess its effect on the Company.


ITEMS 2, 3, 4, AND 5 OF PART II  are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits


         T3.1   -   Amended and Restated  Agreement of Limited  Partnership  of
                    U.S. Timberlands Company, LP

         T3.2   -   Second  Amended and  Restated  Operating  Agreement of U.S.
                    Timberlands Klamath Falls, LLC


         T10.2  -   Indenture among U.S.  Timberlands  Klamath Falls, LLC, U.S.
                    Timberlands  Finance Corp.  and State Street Bank and Trust
                    Company, as trustee

         T10.3  -   Contributions,  Conveyance and Assumption  Agreement  among
                    U.S. Timberlands Company, LP and certain other parties

         *10.4  -   Form  of  U.S.   Timberlands  Company,  LP  1997  Long-Term
                    Incentive Plan

         *10.5  -   Employment Agreement for Mr. Rudey

         *10.9  -   Supply Agreement  between U.S.  Timberlands  Klamath Falls,
                    LLC and Collins Products, LLC

       ++10.10  -   Operating Agreement of U.S. Timberlands Yakima, LLC

         *21.1  -   List of Subsidiaries

          99.1  -   Sarbanes-Oxley Certification of CEO

          99.2  -   Sarbanes-Oxley Certification of CFO

* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
T Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.
++ Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed on May 15, 2000.


(b.) Reports on Form 8-K

On October 17, 2002, the Company filed a Form 8-K containing a news release relating to the execution of a definitive agreement with respect to a privatization and the tentative settlement of certain purported class action lawsuits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.



        Date:  November 14, 2002   U.S. TIMBERLANDS KLAMATH FALLS, LLC
                                   By:  U.S. Timberlands Services Company, LLC
                                        as Managing Member




                                   By:    /s/ Thomas C. Ludlow
                                          --------------------
                                          Thomas C. Ludlow
                                          Chief Financial Officer
                                          (Chief Financial Officer,
                                            Duly Authorized Officer,
                                               And Principal Accounting Officer)

                                  CERTIFICATION

I, John M. Rudey, certify that:

I have reviewed this quarterly report on Form 10-Q of U.S. Timberlands Klamath Falls, LLC.

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002               /s/ John M. Rudey
                                           -----------------
                                           John M.  Rudey
                                           Chairman, Chief Executive Officer
                                            and President

                                  CERTIFICATION

I, Thomas Ludlow, certify that:

I have reviewed this quarterly report on Form 10-Q of U.S. Timberlands Klamath Falls, LLC.

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002                     /S/ Thomas C Ludlow
                                                 -------------------
                                                 Thomas C. Ludlow
                                                 Chief Financial Officer