Form 10-Q
period 2003-06-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2003-08-18
CIK 1047739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23259

U.S. TIMBERLANDS KLAMATH FALLS, LLC

U.S. TIMBERLANDS FINANCE CORP.

(Exact name of registrant as specified in its charter)

Delaware Delaware	93-1217136 91-1851612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, Suite 10-B, New York, NY (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: 212-755-1100
________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No

			Form 10-Q

Part I.			Financial Information	Page

Item	1	.	Condensed Consolidated Statements of Operations
			for the three months ended June 30, 2003 and 2002	3

Item	1	.	Condensed Consolidated Statements of Operations
			for the six months ended June 30, 2003 and 2002	4

Item	1	.	Condensed Consolidated Balance Sheets
			at June 30, 2003 and December 31, 2002	5

Item	1	.	Condensed Consolidated Statements of Cash Flows
			for the six months ended June 30, 2003 and 2002	6

Item	1	.	Notes to Condensed Consolidated Financial Statements	7

Item	2	.	Management’s Discussion and Analysis of Financial
			Condition and Results of Operations	12

Item	4	.	Controls and Disclosures	17

Part II.			Other Information

Item	1.		Legal Proceedings	19

Item	2	.	Changes in Securities and Use of Proceeds	19

Item	3	.	Defaults Upon Senior Securities	19

Item	4	.	Submission of Matters to a Vote of Security Holders	19

Item	5	.	Other Information	19

Item	6	.	Exhibits and Reports on Form 8-K	20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. TIMBERLANDS KLAMATH FALLS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,

	2003	2002

Revenues (including $8,300 (2003) and $9,900 (2002) to affiliates)	$14,727	$15,460
Cost of timber harvested	(3,104)	(3,263)
Depletion, depreciation and road amortization	(3,438)	(13,928)
Cost of timber and property sales	(8,640)	-

Gross profit (loss)	(455)	(1,731)

Selling, general and administrative expenses	(1,382)	(1,515)
Equity in net loss of affiliate	(2,760)	(3,409)

Operating loss	(4,597)	(6,655)

Interest expense	(5,399)	(5,415)
Interest income	4	1
Amortization of deferred financing fees	(169)	(169)
Other income, net	33	62

Net loss	$(10,128)	$(12,176)

See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Revenues (including $8,300 (2003) and $9,900 (2002) to affiliates	$21,558	$17,615
Cost of timber harvested	(6,572)	(4,300)
Depletion, depreciation and road amortization	(6,321)	(14,994)
Cost of timber and property sales	(9,114)	0

   Gross profit (loss)
	(449)	(1,679)

Selling, general and administrative expenses	(3,039)	(2,896)
Equity in net loss of affiliate	(4,988)	(5,736)

   Operating loss
	(8,476)	(10,312)

Interest expense	(10,784)	(10,799)
Interest income	8	4
Amortization of deferred financing fees	(338)	(338)
Other income, net	66	105

   Net loss
	$(19,524)	$(21,340)

See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2003	2002

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$965
Accounts receivable, net	919	1,028
Due from managing member	19	6
Other receivables	404	211
Notes receivable	707	1,344
Prepaid expenses and other current assets	154	331

Total current assets
	3,442	3,885

Timber and timberlands, net	138,722	163,980
Investment in affiliate	45,465	38,881
Property, plant and equipment, net	873	905
Other receivables	10	10
Restricted cash	153	82
Deferred financing fees, net	2,961	3,298

Total assets
	$191,626	$211,041

LIABILITIES AND MEMBERS' EQUITY/(DEFICIENCY)
Current liabilities:
Accounts payable	937	1,454
Accrued liabilities	3,378	3,990

Total current liabilities
	4,315	5,444

Long-term debt	225,000	225,000

Members' equity (deficiency)
Managing member's interest	(393)	(196)
Nonmanaging member's interest	(37,296)	(19,207)

Total members' equity (deficiency)
	(37,689)	(19,403)

Total liabilities and members' equity (deficiency)
	$191,626	$211,041

* Derived from audited Consolidated Balance Sheet as of December 31, 2002
See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$647	$(915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(1,619)	(969)
Sale (purchase) of property, plant and equipment - net	8	(9)

Net cash provided by (used in) investing activities	(1,611)	(978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under affiliate credit facility	-	1,225
Capital contributions	1,238	-

Net cash provided by financing activities	1,238	1,225

Increase (decrease) in cash and cash equivalents	274	(668)
Cash and cash equivalents - beginning of period	965	1,070

Cash and cash equivalents - end of period	$1,239	$402

Noncash activities:
Contribution of timberlands for investment in affiliate	$11,572	$-

Supplemental cash flow information:
Cash paid for interest expense	$10,829	$10,828

See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except as otherwise indicated) (Unaudited)

1. Business and Basis of Presentation

Business

The accompanying consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, LLC (“USTK”), a Delaware limited liability company, and its wholly owned subsidiary, U.S. Timberlands Finance Corp. (“Finance Corp”), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for USTK’s 9 5/8% Senior Notes due 2007 (the “Notes”). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation.

U.S. Timberlands Company, LP (the “MLP”) owned a 99% common membership interest in USTK. The MLP was formed in 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, LLC. U.S. Timberlands Services Company, LLC (the “Manager”) manages the business of the Company and owns a 1% common membership interest in USTK.

On October 17, 2002, the MLP announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management (the privatization transaction). The definitive agreement contemplated a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the MLP, pursuant to which each common limited partnership unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. Pursuant to the tender offer, approximately 71% of the Company’s common units were tendered. The acquisition group therefore controlled approximately 87% of the outstanding common units. The remaining common units not purchased in the tender offer were acquired by the acquisition group in a merger that was completed on June 26, 2003. As a result of this privatization transaction, the 99% non-managing membership interest in the Company is owned indirectly by U.S. Timberlands Holding Group, LLC.

The primary activity of the Company is the growing of trees and the sale of logs and standing timber to third party wood processors and related party purchasers. The Company’s timber is primarily located in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. Operating results for the quarter and the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company.

2. Timber and Timberlands

Timber and Timberlands consisted of the following:

	June 30,	December 31,
	2003	2002

Timber and logging roads	$282,470	$294,208
Timberlands	18,912	26,043
Seed orchard and nursery stock	1,231	1,375

	302,613	321,626
Less accumulated depletion and road amortization	163,891	157,646

	$138,722	$163,980

3. Investment In Affiliate

The following is summarized financial information for U.S. Timberlands Yakima, LLC (USTY), an affiliate of the Company accounted for under the equity method:

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2003	2002	2003	2002

Net sales	$1,540	$5,041	$4,116	$10,697
Gross profit (loss)	(266)	(628)	(230)	(1,163)
Net income (loss)	(2,760)	(3,438)	(4,988)	(5,776)

During the first half of 2003, the Company contributed timberlands located in Central Oregon to USTY. The contributions have an aggregate agreed upon value of $12.9 million and were added to the Company’s Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interests at its aggregate costs for the timberlands of approximately $11.6 million.

4. Short-Term Debt

The Company had a credit facility with an affiliate of the General Partner (the “Affiliate Credit Facility”) consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company’s leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case by case basis.

5. Long-Term Debt and Distributions

As of June 30, 2003, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the 9 5/8% Senior Notes issued by the Company.

6. Unit-based Compensation Plans

The MLP had a Unit Option Plan which permits the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	June 30, 2003	June 30, 2002

Net (loss) as reported	$(10,128)	$(12,176)
Unit-based employee compensation determined
under the intrinsic value method	--	--

Unit-based employee compensation determined
under the fair value method	--	80

Net income (loss) pro forma	$(10,128)	$(12,256)

	Six Months Ended
	June 30, 2003	June 30, 2002

Net (loss) as reported	$(19,524)	$(21,340)
Unit-based employee compensation determined
under the intrinsic value method	--	--

Unit-based employee compensation determined
under the fair value method	--	160

Net income (loss) pro forma	$(19,524)	$(21,500)

In connection with the privatization transaction described in Note 1, each outstanding unit option granted under the Unit Option Plan was converted into an option to receive, upon exercise, including payment of the exercise price, the merger consideration as defined. Because the exercise price for each option is greater than the merger consideration, the Company does not expect any options to be exercised.

7. Recent Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” as an amendment to SFAS No. 123 by introducing two additional conversion methods when converting to the fair value based method from the intrinsic value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

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

The provisions of FIN 46 are required to be applied by the Company no later than July 1, 2003, and would require the Company to consolidate the financial statements of U.S. Timberlands Yakima, LLC (“USTY”) its unconsolidated affiliate which is presently being accounted for on the equity method. If the Company had consolidated USTY beginning January 1, 2003, there would have been no effect on the Company's net loss for the six months ended June 30, 2003, however revenues would have increased by $4,116, expenses would have increased by $9,104 and the $4,988 equity in net loss of affiliate would be eliminated. In addition, although there would be no change in members’ equity/(deficiency), total assets would increase by approximately $140,000, principally representing timber and timberlands, and total liabilities would increase by approximately $140,000 including $129,000 of long-term debt at June 30, 2003. Such long-term debt is collateralized by all of the USTY assets and the debt holder does not have recourse to the Company. The Company’s maximum exposure to loss as a result of its involvement with USTY is limited to its preferred ownership investment in USTY, which amounts to $45,465 at June 30, 2003.

8. Contribution to Capital of the Company

In May of 2003, U.S. Timberlands Acquisition Co., LLC reimbursed the Company for certain expenses aggregating $1,238 incurred by the Company in connection with the privatization transaction described in Note 1. These expenses consisted principally of legal expenses of the Company and the Special Committee and a fairness opinion fee to an investment banking firm retained by the Committee, which previously had been allocated to and paid by the Company. The reimbursement has been recorded as a contribution to the capital of the Company.

9. Litigation

On April 25, 2002, the Company announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Manager and the board of directors of the General Partner alleging, among other things, breach of fiduciary duty and self-dealing by the Manager and the board in connection with the going private transaction. The lawsuits sought to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorney’s fees. The lawsuits also named the Company as a defendant. On July 12, 2002, the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware. On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions. The settlement provided, among other things, for an increase in the consideration provided in the offer to purchase the common units to $3.00 per unit. On December 12, 2002 the parties executed a Stipulation of Settlement which the Court of Chancery approved at a settlement hearing on January 30, 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company’s products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company’s ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company’s other reports and registration statements, which are available from the United States Securities and Exchange Commission.

In June 2003, a major customer and competitor of the Company, Crown Pacific filed for relief under Chapter 11 of the Bankruptcy Code. There was no direct financial impact to the Company. It is not known at this time how this bankruptcy will impact the forest products industry in which the Company operates, although it may lead to increased timber supply in the market.

Application of Critical Accounting Policies

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2003.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company's merchantable timber. These determinations are made periodically in the ordinary course of accounting.

Overview

The Company’s principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors and related purchasers. These logs and byproducts are processed for sale as lumber, molding products, doors, mill work, commodity, specialty and overlaid plywood products, laminated veneer lumber, engineered wood I-beams, particleboard, hardboard, paper and other wood products. These products are used in residential, commercial and industrial construction, home remodeling and repair, general industrial applications and a variety of paper products. The results of the Company’s operations and its ability to pay distributions to its members depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for timber logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. The Company is currently not permitted to make any distributions to members (see Financial Condition and Liquidity).

Seasonality

The Company’s log and standing timber sales volumes are generally at their lowest levels in the first and second quarters of each year. In the first quarter, heavy snowfalls in higher elevations prevent access to many areas of the Company’s timberlands. This limited access, along with spring break-up conditions (when warming weather thaws and softens roadbeds) in March or April, restricts logging operations to lower elevations and areas with rockier soil types. As a result of these constraints, the Company’s sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their highest during the third and fourth quarters. Most customers in the region react to this seasonality by carrying sufficiently high log inventories at the end of the calendar year to carry them to the second quarter of the following year.

Current Market Conditions

Second quarter 2003 prices for finished wood products (e.g. lumber, plywood and engineered wood products) were lower than the first quarter 2003 and lower than the same period in 2002. Ponderosa Pine prices continued to lead the decline. Veneer prices were also down in the second quarter 2003.

Delivered log prices declined in White Fir and Ponderosa Pine respectively at 10% and 2% in the second quarter of 2003 compared to the comparable quarter of the prior year. Douglas Fir and Incense Cedar prices did not decline during the quarter.

Results of Operations

Selected operating statistics for the Company:

	Sales Volume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2003
Three Months Ended June 30	14,314	-	10,869	$320	$-	$136
Three Months Ended March 31	17,098	-	2,886	$313	$-	$236

2002
Three Months Ended June 30	14,575	-	88,480	$341	$-	$114
Three Months Ended March 31	5,024	-	2,333	$349	$-	$169

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues

Revenues for the quarter ended June 30, 2003 were $14.7 million, a decrease of $0.8 million or 5% from revenues of $15.5 million for the same period in 2002. The decrease in revenues during the second quarter of 2003 was caused by lower log sales volume and lower timber deed sales, offset in part by higher timberland sales.

Timber deed sales for the second quarter of 2003 were $1.5 million on volume of 10.9 million board feet (“MMBF”), as compared to the same period in 2002, when timber deed sales were $10.1 million on 88.5 MMBF. The average timber deed price was $136 per thousand board feet (“MBF”) during the second quarter of 2003, as compared to $114 per MBF for the same period in 2002.

Log sales for the quarter ended June 30, 2003 were $4.6 million on volume of 14.3 MMBF, as compared to the same period in 2002 when log sales were $5.0 million on 14.6 MMBF. The average sales price was $320 per MBF for the second quarter of 2003, as compared to an average of $341 per MBF for the same period in 2002. The decrease in log prices reflects a general decrease in the market.

In addition, property sales for the second quarter were $8.3 million, as compared to $0.0 million for the same period in 2002.

Gross Profit

The Company had a gross loss of $0.5 million in the second quarter of 2003 as compared to a gross loss of $1.7 million for the same period in 2002. As a percentage of sales, the gross loss was 3% as compared to a gross loss percentage of 11% in the second quarter of 2002. The gross profit (loss) percentage was adversely impacted in the 2002 period by the sale of the Ochoco timberlands at a loss.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.1 million from $1.5 million in the second quarter of 2002 to $1.4 million in the second quarter of 2003. The decrease was principally attributable to lower wage and wage related expenses of $0.2 million and lower professional service expenses of $0.2 million, offset by higher expenses of $0.3 million related to the privatization transaction.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $2.8 million for the second quarter of 2003. This amount reflects the Company’s share of the net loss of an affiliate (USTY) accounted for under the equity method. This compares to equity in net loss of affiliate of $3.4 million in the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six months Ended June 30, 2002

Revenues

Revenues for the six months ended June 30, 2003 were $21.6 million, an increase of $4.0 million or 23% from revenues of $17.6 million for the same period in 2002. The increase in revenues during the first half of 2003 was caused by higher log sales volumes and timber and property sales, offset by lower timber deed sales.

Timber deed sales for the first half of 2003 were $2.2 million on volume of 13.8 million board feet (“MMBF”), as compared to the same period in 2002, when timber deed sales were $10.5 million on 90.8 MMBF. The average timber deed price was $157 per thousand board feet (“MBF”) during the first half of 2003, as compared to $116 per MBF for the same period in 2002.

Log sales for the six months ended June 30, 2003 were $9.9 million on volume of 31.4 MMBF, as compared to the same period in 2002 when log sales were $6.7 million on 19.6 MMBF. The average sales price was $316 per MBF for the first half of 2003, as compared to an average of $343 per MBF for the same period in 2002. The decrease in log prices reflects a general decrease in the market.

In addition, property sales for the first half of 2003 were $8.9 million, as compared to $0.0 million for the same period in 2002.

Gross Profit

The Company had a gross loss of $0.4 million in the first half of 2003 as compared to a gross loss of $1.7 million for the same period in 2002. As a percentage of sales, the gross loss was 2% as compared to a gross loss percentage of 10% in the first half of 2002. The gross profit (loss) percentage was adversely impacted in the 2002 period by the sale of the Ochoco timberlands at a loss.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.1 million from $2.9 million in the first half of 2002 to $3.0 million in the first half of 2003. The increase was principally attributable to lower wage and wage related expenses of $0.1 million and lower professional services expenses of $0.2 million, offset by higher expenses of $0.4 million related to the privatization transaction.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was approximately $5.0 million for the first half of 2003. This amount reflects the Company’s share of the net loss of an affiliate (USTY) accounted for under the equity method. This compares to equity in net loss of affiliate of $5.7 million in the first half of 2002.

Financial Condition and Liquidity

Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2003 were $0.6 million, as compared to cash used in operating activities of $0.9 million during the same period in 2002. The $1.6 million increase is due primarily to the Company’s increase in sales revenue in comparison to the same period in 2002.

Investing Activities

Cash flows used in investing activities were $1.6 million during the first six months of 2003, as compared to $1.0 million used in investing activities during the same period in 2002.

Financing Activities

Cash flows provided by financing activities for the first six months of 2003 and 2002 were $1.2 million for each period. In the 2003 period, these cash flows were provided by a capital contribution by U.S. Timberlands Acquisition Co., LLC. In the 2002 period, these cash flows represented borrowings under our affiliate credit facility. There were no distributions to members in the 2003 and 2002 periods respectively.

The Company had a credit agreement with an affiliate of the General Partner (the “Affiliate Credit Facility”), which allowed the Company to borrow up to $12.0 million. The Affiliate Credit Facility expired on April 30, 2002. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case by case basis.

The agreement governing the Company’s 9-5/8% Senior Notes (the “Notes”) contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company’s average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. In 2002, because of the accelerated harvesting, during the fourth quarter of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture has purchased timber deeds and otherwise utilized $662,000 in ways prescribed in the Indenture. As of June 30, 2003, the Company was in compliance with the covenants contained in the Notes. As of June 30, 2003, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

Through the first six months of 2003, the Company funded its operations and met its cash requirements for debt service from cash on hand, and from a capital contribution by U.S. Timberlands Acquisition Co., LLC.

Cash required to meet the Company’s debt service and any cash distributions will be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Managing Member’s estimate of the current annual board footage growth on the Company’s timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company’s ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short term cash needs.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. The Company’s senior management team meets regularly to discuss significant transactions and events affecting the Company’s operations. The Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, lead these meetings and consider whether topics discussed represent information that should be disclosed under the rules of the SEC.

The Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

As of the end of the period covered by this Form 10Q, our executive officers, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification. Since the completion of that evaluation, there have been no significant changes in internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2002, the Company announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Manager and the board of directors of the General Partner alleging, among other things, breach of fiduciary duty and self-dealing by the Manager and the board in connection with the going private transaction. The lawsuits sought to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorney’s fees. The lawsuits also named the Company as a defendant. On July 12, 2002, the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware. On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions. The settlement provided, among other things, for an increase in the consideration provided in the offer to purchase the common units to $3.00 per unit. On December 12, 2002 the parties executed a Stipulation of Settlement which the Court of Chancery approved at a settlement hearing on January 30, 2003.

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

ITEMS 2, 3, 4, AND 5 OF PART II are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

10.12	Amended and Restated Operating Agreement of U.S. Timberlands Yakima, LLC, dated as of September 14, 2001.
31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a).
32.1 -	Sarbanes-Oxley Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 -	Sarbanes-Oxley Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b.) Reports on Form 8-K
      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	U.S. TIMBERLANDS KLAMATH FALLS, LLC

By: /s/ Thomas C. Ludlow

Thomas C. Ludlow Chief Financial Officer (Chief Financial Officer, Duly Authorized Officer, And Principal Accounting Officer)