Form 10-Q
period 2003-09-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2003-11-19
CIK 1047739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

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

Yes      X         No

			Form 10-Q

Part I.			Financial Information	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002	3

Item	1	.	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002	4

Item	1	.	Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	5

Item	1	.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6

Item	1	.	Notes to Condensed Consolidated Financial Statements	7

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item	4	.	Controls and Procedures	18

Part II.			Other Information	18

Item	1		Legal Proceedings	18

Item	2	.	Changes in Securities and Use of Proceeds	19

Item	3	.	Defaults Upon Senior Securities	19

Item	4	.	Submission of Matters to a Vote of Security Holders	19

Item	5	.	Other Information	19

Item	6	.	Exhibits and Reports on Form 8-K	19

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. TIMBERLANDS KLAMATH FALLS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(IN THOUSANDS)
	(UNAUDITED)

		Three Months Ended September 30,

		2003	2002

Revenues		$4,746	$13,323
Cost of timber harvested		(3,267)	(5,664)
Depletion, depreciation and road amortization		(1,977)	(5,935)
Cost of timber and property sales		(55)	(863)
Fire loss		-	(657)

Gross profit (loss)		(553)	204

Selling, general and administrative expenses		(1,623)	(1,723)
Equity in net loss of affiliate		(2,472)	(2,566)

Operating loss		(4,648)	(4,085)

Interest expense		(5,414)	(5,414)
Amortization of deferred financing fees		(169)	(169)
Other income, net		32	10

Net loss		$(10,199)	$(9,658)

See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2003	2002

Revenues (including $8,300 (2003) and $9,900 (2002) to affiliates)	$26,304	$30,939
Cost of timber harvested	(9,839)	(9,963)
Depletion, depreciation and road amortization	(8,298)	(20,930)
Cost of timber and property sales	(9,169)	(863)
Fire loss	0	(657)

Gross profit (loss)	(1,002)	(1,474)

Selling, general and administrative expenses	(4,662)	(4,619)
Equity in net loss of affiliate	(7,460)	(8,302)

Operating loss	(13,124)	(14,395)

Interest expense	(16,198)	(16,213)
Amortization of deferred financing fees	(507)	(506)
Other income, net	106	121

Net loss	$(29,723)	$(30,993)

See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	September 30,	December 31,
	2003	2002

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$805	$965
Accounts receivable, net	1,019	1,028
Due from managing member	367	6
Other receivables	719	211
Notes receivable	94	1,344
Prepaid expenses and other current assets	9	331

Total current assets	3,013	3,885

Timber and timberlands, net	136,901	163,980
Investment in affiliate	42,993	38,881
Property, plant and equipment, net	848	905
Other receivables	10	10
Restricted cash	154	82
Deferred financing fees, net	2,792	3,298

Total assets	$186,711	$211,041

LIABILITIES AND MEMBERS' EQUITY/(DEFICIENCY)
Current liabilities:
Accounts payable	1,008	1,454
Accrued bond interest	8,121	2,752
Accrued liabilities	470	1,238

Total current liabilities	9,599	5,444

Long-term debt	225,000	225,000

Members' equity (deficiency)
Managing member's interest	(496)	(196)
Nonmanaging member's interest	(47,392)	(19,207)

Total members' equity (deficiency)	(47,888)	(19,403)

Total liabilities and members' equity (deficiency)	$186,711	$211,041

  Derived from audited Consolidated Balance Sheet as of December 31, 2002
  See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$328	$5,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(1,752)	(5,792)
Sale (purchase) of property, plant and equipment - net	26	(9)

Net cash provided by (used in) investing activities	(1,726)	(5,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	1,238	—

Net cash provided by financing activities	1,238	—

Decrease in cash and cash equivalents	(160)	(120)
Cash and cash equivalents - beginning of period	965	1,070

Cash and cash equivalents - end of period	$805	$950

Noncash activities:
Contribution of timberlands for investment in affiliate	$11,572	$—

Supplemental cash flow information:
Cash paid for interest expense	$10,829	$10,828

See notes to the condensed consolidated financial statements

U.S. TIMBERLANDS KLAMATH FALLS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except as otherwise indicated) (Unaudited)

1. Business and Basis of Presentation

Business

The accompanying condensed consolidated financial statements include the accounts of U.S. Timberlands Klamath Falls, LLC (“USTK”), a Delaware limited liability company, and its wholly owned subsidiary, U.S. Timberlands Finance Corp. (“Finance Corp”), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for USTK’s 9 5/8% Senior Notes due 2007 (the “Notes”). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation.

U.S. Timberlands Company, LP (the “MLP”) was formed in 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, LLC. Prior to the completion of the privatization discussed below, the MLP owned a 99% common membership interest in USTK. U.S. Timberlands Services Company, LLC (the “Manager”) manages the business of the Company and owns a 1% common membership interest in USTK.

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

In July 2003, in a reorganization subsequent to the completion of the privatization transaction, the 99% non-managing member’s interest in the Company previously owned by the MLP was contributed to U.S. Timberlands Yakima, L.L.C., the Company’s investee (see Note 3), whose common interests became wholly-owned by the acquisition group as a result of the privatization transaction. Upon completion of this reorganization, the Company became an indirect subsidiary of U.S. Timberlands Yakima, L.L.C., which in turn is owned indirectly by U.S. Timberlands Holding Group, L.L.C., a company controlled by J. M. Rudey or his affiliates.

Because of the publicly-owned long-term debt which remains outstanding, the Company did not elect to adopt “push-down” accounting for the privatization transaction described above.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. Operating results for the quarter and the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company during 2003.

2	.	Timber and Timberlands

Timber and Timberlands consisted of the following:
			September 30,	December 31,
			2003	2002

		Timber and logging roads	$282,070	$294,208
		Timberlands	19,338	26,043
		Seed orchard and nursery stock	1,332	1,375

			302,740	321,626
		Less accumulated depletion and road amortization	165,839	157,646

			$136,901	$163,980

3	.	Investment In Affiliate

Since October 1999, the Company has owned a redeemable preferred member interest (“Preferred Interest”) in U.S. Timberlands Yakima, L.L.C. (USTY), an affiliate accounted for under the equity method.

As described in Note 1, in July, 2003 the Company became an indirect subsidiary of USTY, as the result of the contribution to USTY of the 99% non-managing member’s interest in the Company previously owned by the MLP.

The following summarized financial information for USTY is presented on a USTY stand-alone basis without consolidation of the Company’s results of operations with those of USTY, to avoid duplication which would otherwise occur. As stated in Note 1, push-down accounting was not elected by the Company. Accordingly USTY’s results also do not reflect “push-down accounting” adjustments resulting from the privatization of the MLP.

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
	2003	2002	2003	2002

Net sales	$4,398	$11,940	$8,514	$22,636
Gross profit (loss)	84	792	(146)	(372)
Net income (loss)	(2,484)	(2,704)	(7,472)	(8,480)

During the first half of 2003, the Company contributed timberlands located in Central Oregon to USTY. The contributions have an aggregate agreed upon value of $12.9 million and were added to the liquidation preference of the Company’s Preferred Interest in USTY. Terms of the additional Preferred Interest acquired are the same terms as the Preferred Interest previously issued to the Company. The Company recorded its additional Preferred Interests at its aggregate costs for the timberlands of approximately $11.6 million.

4. Short-Term Debt

The Company had a credit facility with an affiliate of the Managing Member (the “Affiliate Credit Facility”) consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company’s leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case by case basis.

5. Long-Term Debt and Distributions

As of September 30, 2003, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the restricted payments provisions of the 9 5/8% Senior Notes issued by the Company.

The Company has not made its required interest payment, due on November 17, 2003, on its Notes, which provide for a 30 day grace period. The Company is endeavoring to monetize sufficient assets to be in a position to make the interest payment by the expiration of the grace period. While the Company believes it will be able to monetize its assets, there can be no assurances it will be able do so on terms acceptable to the Company.

6. Unit-based Compensation Plans

Prior to the privatization the MLP had a Unit Option Plan which permitted the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. There would have been no effect on net loss for the three and nine month periods ended September 30, 2003 and a negligible effect for the three and nine month periods ended September 30, 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

In connection with the privatization transaction described in Note 1, each outstanding unit option granted under the Unit Option Plan was converted into an option to receive, upon exercise, including payment of the exercise price, the $3.0 per unit merger consideration. Because the exercise price for each option is greater than the merger consideration, the Company does not expect any options to be exercised.

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

The provisions of FIN 46 are required to be applied by the Company no later than October 1, 2003. The Company has reconsidered the applicability of FIN 46 to its investment in its parent company, USTY, and has concluded that USTY is not a variable interest entity and therefore its financial statements are not required to be consolidated with those of the Company pursuant to the provisions of FIN 46.

8. Contribution to Capital of the Company

In May 2003, U.S. Timberlands Acquisition Co., LLC reimbursed the Company for certain expenses aggregating $1,238 incurred by the Company in connection with the privatization transaction described in Note 1. These expenses consisted principally of legal expenses of the Company and the Special Committee and a fairness opinion fee to an investment banking firm retained by the Committee, which previously had been allocated to and paid by the Company. The reimbursement has been recorded as a contribution to the capital of the Company.

9. Management Agreement

On September 1, 2003, the Company completed a new management agreement with U.S. Timberlands Services Company, LLC (“Services”). The new management agreement replaced the prior arrangement under which the Company reimbursed Services for expenses incurred on the Company’s behalf. The new management agreement, which provides for an annual fee of 2% of the assets managed, payable monthly, is similar to other management agreements used in the industry where the manager receives a monthly fee based upon assets managed. Expenses incurred to Services totaled $2,455 and $2,389, respectively for the nine months ended September 30, 2003 and 2002, including $334 for September 2003 under the new management agreement.

10. Litigation

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

In June 2003, a major customer and competitor of the Company, Crown Pacific, filed for relief under Chapter 11 of the Bankruptcy Code. There was no direct financial impact to the Company. It is not known at this time how this bankruptcy will impact the forest products industry in which the Company operates although it may lead to increased timber supply in the market.

Application of Critical Accounting Policies

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2003.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company's merchantable timber. These determinations are made periodically in the ordinary course of accounting.

Overview

The Company’s principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors and related party purchasers. These logs and by-products are processed for sale as lumber, molding products, doors, mill work, commodity, specialty and overlaid plywood products, laminated veneer lumber, engineered wood I-beams, particleboard, hardboard, paper and other wood products. These products are used in residential, commercial and industrial construction, home remodeling and repair, general industrial applications and a variety of paper products. The results of the Company’s operations and its ability to pay distributions to its members depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for timber logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. The Company is currently not permitted to make any distributions to members (see Financial Condition and Liquidity).

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

Current Market Conditions

Third quarter 2003 prices for finished wood products (e.g. lumber, plywood and engineered wood products) were lower than the second quarter 2003. Prices did start to improve slightly late in the third quarter of 2003. Ponderosa Pine prices were relatively flat during the quarter and veneer prices started to move up modestly by the end of September.

Delivered log prices for Douglas Fir and White Fir remained the same as the second quarter 2003 but down from the same quarter in 2002. Prices for veneer pine logs remained suppressed as did pine sawlog prices. Incense Cedar log prices increased by 5% over second quarter 2003 log prices.

Results of Operations

Selected operating statistics for the Company:

	Sales Volume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2003
Three Months Ended September 30	12,833	—	1,104	$306	$—	$135
Three Months Ended June 30	14,314	—	10,869	$320	$—	$136
Three Months Ended March 31	17,098	—	2,886	$313	$—	$236

2002
Three Months Ended September 30	23,998	—	20,189	$329	$—	$186
Three Months Ended June 30	14,575	—	88,480	$341	$—	$114
Three Months Ended March 31	5,024	—	2,333	$349	$—	$169

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Revenues

Revenues for the quarter ended September 30, 2003 were $4.7 million, a decrease of $8.6 million or 65% from revenues of $13.3 million for the same period in 2002. The decrease in revenues during the third quarter of 2003 was caused by lower log sales volume and lower timber deed sales.

Timber deed sales for the third quarter of 2003 were $0.1 million on volume of 1.1 million board feet (“MMBF”), as compared to the same period in 2002, when timber deed sales were $3.8 million on 20.2 MMBF. The average timber deed price was $135 per thousand board feet (“MBF”) during the third quarter of 2003, as compared to $186 per MBF for the same period in 2002.

Log sales for the quarter ended September 30, 2003 were $3.9 million on volume of 12.8 MMBF, as compared to the same period in 2002 when log sales were $7.9 million on 24.0 MMBF. The average sales price was $306 per MBF for the third quarter of 2003, as compared to an average of $329 per MBF for the same period in 2002. The decrease in log prices reflects a general decrease in the market.

In addition, property sales for the 2003 third quarter were $0.0 million, as compared to $1.1 million for the same period in 2002.

Gross Profit

The Company had a gross loss of $0.6 million in the third quarter of 2003 as compared to a gross profit of $0.2 million for the same period in 2002. As a percentage of sales, the gross loss was 12% as compared to a gross profit percentage of 2% in the third quarter of 2002. The gross profit (loss) percentage in 2003 was adversely impacted compared to 2002 by lower log selling prices and lower timber deed sales which produce higher gross margin percentages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.1 million from $1.7 million in the third quarter of 2002 to $1.6 million in the third quarter of 2003. The decrease was attributable to lower payroll costs and lower professional service fees, offset by increased management company service fees.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $2.5 million for the third quarter of 2003. This amount reflects the Company’s share of the net loss of an affiliate (USTY) accounted for under the equity method. This compares to equity in net loss of affiliate of $2.6 million in the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002

Revenues

Revenues for the nine months ended September 30, 2003 were $26.3 million, a decrease of $4.6 million or 15% from revenues of $30.9 million for the same period in 2002. The decrease in revenues during the first nine months of 2003 was caused by generally lower sales volumes.

Timber deed sales for the first nine months of 2003 were $2.3 million on volume of 14.9 MMBF, as compared to the same period in 2002 when timber deed sales were $14.3 million on 111.0 MMBF. The average timber deed price was $156 per MBF during the first nine months of 2003, as compared to $129 per MBF for the same period in 2002.

Log sales for the nine months ended September 30, 2003 were $13.9 million on volume of 44.2 MMBF, as compared to the same period in 2002 when log sales were $14.6 million on 43.6 MMBF. The average sales price was $313 per MBF for the first nine months of 2003, as compared to an average of $335 per MBF for the same period in 2002. The decrease in log prices reflects a general decrease in the market.

In addition, property sales for the first nine months of 2003 were $8.9 million, as compared to $1.1 million for the same period in 2002.

Gross Profit

The Company had a gross loss of $1.0 million in the first nine months of 2003 as compared to a gross loss of $1.5 million for the same period in 2002. As a percentage of sales, the gross loss was 4% as compared to a gross loss percentage of 5% in the first nine months of 2002. The gross profit (loss) percentage was adversely impacted in the 2002 period by the fire loss and the sale of the Ochoco timberlands deed at a loss.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.1 million from $4.6 million in the nine months ended September 30, 2002 to $4.7 million in the nine months ended September 30, 2003. The increase was attributable to increased management service company fees and higher professional service fees, offset by lower payroll costs and overall lower spending in the remaining expense items.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was approximately $7.5 million for the first nine months of 2003. This amount reflects the Company’s share of the net loss of an affiliate (USTY) accounted for under the equity method. This compares to equity in net loss of affiliate of $8.3 million in the first nine months of 2002.

Financial Condition and Liquidity

Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2003 were $0.3 million, as compared to cash provided by operating activities of $5.7 million during the same period in 2002. The $5.4 million decrease is primarily due to the Company’s decrease in sales revenue in comparison to the same period in 2002.

Investing Activities

Cash flows used in investing activities were $1.7 million during the first nine months of 2003, as compared to $5.8 million used in investing activities during the same period in 2002.

Financing Activities

Cash flows provided by financing activities for the first nine months of 2003 were $1.2 million as compared to $0.0 million for the first nine months of 2002. In the 2003 period, these cash flows were provided by a capital contribution by U.S. Timberlands Acquisition Co., LLC. There were no distributions to members in the 2003 and 2002 periods.

The Company had a credit agreement with an affiliate of the Managing Member (the “Affiliate Credit Facility”), which allowed the Company to borrow up to $12.0 million. The Affiliate Credit Facility expired on April 30, 2002. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case by case basis.

The agreement governing the Company’s 9-5/8% Senior Notes (the “Notes”) contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company’s average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. In 2002, because of accelerated harvesting during the fourth quarter of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest by 6.9 MMBF and the $662,000 proceeds of the excess harvesting reserve required by the Indenture governing the Notes were reinvested in assets that are of use in the business.  As of September 30, 2003, the Company was in compliance with the covenants contained in the Notes. As of September 30, 2003, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

Through the first nine months of 2003, the Company funded its investing activities and met its cash requirements for debt service from operations, cash on hand, and from a capital contribution by U.S. Timberlands Acquisition Co., LLC.

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

The Company has not made its required interest payment, due on November 17, 2003, on its Notes, which provide for a 30 day grace period. The Company is endeavoring to monetize sufficient assets to be in a position to make the interest payment by the expiration of the grace period. While the Company believes it will be able to monetize its assets, there can be no assurances it will be able do so on terms acceptable to the Company.

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

ITEMS 2, 3, 4, AND 5 OF PART II are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.13	Management Agreement by and among U.S. Timberlands Klamath Falls, L.L.C., and U.S. Timberlands Services Company, L.L.C. Dated as of July 25,2003.
31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Sarbanes-Oxley Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Sarbanes-Oxley Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K
        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2003	U.S. TIMBERLANDS KLAMATH FALLS, LLC
By: /s/ Thomas C. Ludlow

Thomas C. Ludlow Chief Financial Officer (Chief Financial Officer, Duly Authorized Officer, And Principal Accounting Officer)