Form 10-K
period 2003-12-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2004-04-15
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No.: 1-13573-01
1-13573

INLAND FIBER GROUP, LLC

FIBER FINANCE CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1217136
DELAWARE	91-1851612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, Suite 10-B, New York, NY	10022
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:    212-755-1100

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
9-5/8% Senior Notes	New York Stock Exchange

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during then preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒                  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐                 No ☒

                Documents incorporated by reference:  See item 15.  Exhibit Index

INLAND FIBER GROUP, LLC
FIBER FINANCE CORP.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

PART I

Item 1. Business.

General

                The business of Inland Fiber Group, LLC (formerly U.S. Timberlands Klamath Falls, L.L.C.), a Delaware limited liability company formed in 1996 (the “Company”), consists of the growing of trees, the sale of logs and standing timber and the sale of excess land. The Company owns approximately 272,000 fee acres of timberland and cutting rights on approximately 70,000 acres of timberland (collectively the “Timberlands”) containing total merchantable timber volume estimated as of January 1, 2004 to be approximately 0.7 billion board feet (“BBF”) in Oregon east of the Cascade Range. Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately four million conifer seedlings annually from its nursery, approximately 80% of which are used for its own internal reforestation programs, with the balance sold to other forest products companies.

                The Timberlands’ merchantable timber consists of Ponderosa Pine (approximately 45%) and Douglas Fir (approximately 14%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 104,000 acres are actively managed tree farms (the “Plantations”). The Plantations were first established by Weyerhaeuser Company (“Weyerhaeuser”) in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 43 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next three years. The balance of the Timberlands is comprised of natural stands. For a more complete description of the Company’s properties, see “Properties.”

                The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently the Company’s log sales are made to unaffiliated third parties. There are currently more than 18 primary conversion facilities located within a 150-mile radius of the Company’s Timberlands.

                In August 1996, the Company and an affiliate acquired approximately 604,000 fee acres of timberland (the “Klamath Falls Timberlands”), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the “Weyerhaeuser Acquisition”). In November 1997, the affiliate’s portion of the Klamath Falls timberlands were transferred to the Company in a series of transactions. In July 1997, the Company acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the “Ochoco Timberlands”), containing an estimated merchantable timber volume of approximately 280 million board feet (“MMBF”) from Ochoco Lumber Company (“Ochoco”) (the “Ochoco Acquisition”). At the date of acquisition, over 40% of the merchantable timber on the Ochoco Timberlands was at least 80 years old. As of December 31, 2000, the Company had harvested substantially all of the Old Growth timber on the Ochoco Timberlands. During the 4th quarter of 2002, the Company sold the Ochoco property to an affiliate. During October 1999, the first and second quarters of 2001, the third quarter of 2002 and the first half of 2003, the Company contributed primarily non-income producing, pre-merchantable pine plantation timberlands in exchange for an investment in the affiliate (See Item 13. Certain Relationships and Related Transactions, and Notes 3 and 9 to the Consolidated Financial Statements).

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Formation of the Company

                On November 19, 1997, U.S. Timberlands Company, LP (now known as Pacific Fiber Company, LP), a limited partnership (the “MLP”), acquired substantially all of the equity interests in the Company and completed its initial public offering (the “MLP Offering”) of common units representing limited partner interests (“Common Units”). Upon the closing of the acquisition, U.S.Timberlands Services Company, L.L.C. (now known as Timber Resource Services, LLC) became the Company’s managing member (the “Manager”).

                As a result of a series of transactions between the MLP and the Manager, the Company became the operating company for the MLP and the Manager owned an aggregate 2% interest in the MLP and the Company on a combined basis.

                Concurrent with the closing of the MLP Offering, the Company and its wholly owned subsidiary, U.S. Timberlands Finance Corp. (“Finance Corp.,” now known as Fiber Finance Corp)., consummated the public offering (the “Public Note Offering”) of $225.0 million aggregate principal amount of 9 5/8% unsecured senior notes due 2007 (the “Notes”). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

                Finance Corp., a Delaware corporation, was formed on August 18, 1997, and is a wholly-owned subsidiary of the Company.  Finance Corp. serves as the co-obligor for the Notes. It has nominal assets and does not conduct any operations. Accordingly, a discussion of operations, liquidity and capital resources of Finance Corp. is not presented.

                On October 17, 2002, the MLP announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management (the “Privatization Transaction”). The definitive agreement contemplated a cash tender offer for 100% of the outstanding Common Units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the MLP, pursuant to which each Common Unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. In connection with the tender offer, approximately 71% of the Company’s Common Units were tendered. The remaining Common Units held by non-affiliates that were not purchased in the tender offer were converted into the right to receive $3.00 per Common Unit, in the merger that was completed on June 26, 2003.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                Subsequent to the Privatization Transaction, the interests in the Company originally held by the MLP were transferred in a series of transactions to a newly formed limited liability company, IFG Holdings, LLC. IFG Holdings, LLC is 99% owned by American Forest Resources, LLC (formerly known as U.S. Timberlands Yakima, LLC), in which the Company holds a preferred equity interest. As part of this reorganization of the ownership structure of the Company, a Board of Directors was formed for the Company to supervise its operations and a new management arrangement was established under which the Manager provides comprehensive timber management services to the Company pursuant to a fee-based management agreement.

Company Structure and Management

                IFG Holdings, LLC owns a 98.9899% member interest in the Company and the Manager owns a 1.0101% non-voting member interest in the Company.

                The Company’s operations are managed by the Manager. Until September 1, 2003, the Manager did not receive any management fee or other compensation in connection with its management of the Company, but was reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the Manager in connection with the operation of the Company’s business.

                Effective September 1, 2003, the Company entered into a new management agreement with the Manager. The management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company’s behalf, as described in the preceding paragraph. The management agreement provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly and is comparable to other management agreements used in the industry where the manager receives a monthly fee based upon assets under management. In addition, the Company established its own Board of Directors to supervise the management of the Company. Expenses incurred for management of the Company by the Manager totaled $3,529 and $3,176, respectively, for the twelve months ended December 31, 2003 and 2002, including $1,338 for the period from September 1 through December 31, 2003 under the management agreement.

                Conflicts of interest may arise between the Company and its affiliates, including conflicts relating to the purchase and sale of timber and/or timber deeds. The Company’s audit committee (the “Audit Committee”), consisting of a majority of independent members of its Board of Directors, is available at the Board’s discretion to review matters involving conflicts of interest.

               The principal executive offices of the Company are located at 625 Madison Avenue, Suite 10-B, New York, New York 10022. The telephone number at such offices is (212) 755-1100.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

The Timberlands

Timber Growth

                Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company’s older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 150 board feet per acre per annum. The younger plantations, that presently have less merchantable volume, are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years.

                This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting high quality seedlings, by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist the growth of the timber. Currently, nearly all of the seedlings planted are grown from superior seed produced in the Company’s seed orchard. Management does take action to enhance the growth rate in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

Harvest Plans

The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company’s long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size, age, and class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company’s timber, assumptions about timber growth rates (which are improving over time as a result of technological and biological advances that improve forest management practices), expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company’s harvest plans reflect the Company’s expectations for each year’s harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company’s timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested or committed to harvest from log, stumpage and timber deed sales 111 million board feet (MMBF) in 2003 and plans to harvest, or commit to harvest, approximately 66 MMBF in 2004. The Company sold 53 MMBF through property sales in 2003. If current market conditions do not improve, the Company will be required to harvest its current Timberlands more aggressively over the next year. If market conditions improve future harvests could be expected to decline to a level which the Company considers to be more sustainable over the long term.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Because harvest plans are based on certain assumptions, many of which are beyond the Company’s control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. Although the Company’s Notes place certain limitations on the harvest plans which may limit the cash flow available for unrestricted use in the future, the Company believes that it generally has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. In 2002, because of accelerated harvesting during the fourth quarter of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest levels by 6.9 MMBF and, as required under the indenture governing the Notes (the “Indenture”), had placed $662 in a restricted account only to be used in ways prescribed in the Indentures. A balance of $63 remained in the restricted account as of December 31, 2003. As of December 31, 2003, the Company was in compliance with the covenants contained in the Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If the Company’s current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory will decline through 2010 and Ponderosa Pine volume will increase as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long-term harvest plans, growth rates and forest inventory levels were reviewed during 2003. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

Access

                The Timberlands are accessible by a system of approximately 5,000 miles of established roadways or low maintenance roads owned by the Company or its affiliates. The Company uses third party road crews to conduct construction and maintenance on the Timberlands. The Company regularly enters into reciprocal road use agreements with the United States Department of Agriculture - Forest Service (“USFS”) and the United States Department of Interior Bureau of Land Management (“BLM”) and cooperates with such agencies in numerous cost sharing arrangements regarding jointly used roads.

Sales and Markets

The Company sells its timber through log sales, stumpage sales and deed sales. Under a log sale, the Company identifies a block of timberland that is ready to be harvested and solicits offers from potential customers for delivery of logs. After a price and volume have been agreed among the parties, the Company contracts a third party to harvest the acreage and deliver to a roadside site on the Timberlands, where a contracted trucking company picks up the logs and delivers them to the customer. A stumpage sale is similar to a log sale in that the Company solicits offers from its customers for timber on a block of timberland that is ready to be harvested. However, under a stumpage contract, the Company sells the customer the right to harvest the timber, or stumpage, and the customer arranges to harvest and deliver the logs. Under a stumpage contract, revenue recognition occurs as the timber is harvested by the customer, as the Company retains the risk of loss until the timber is harvested. A timber deed sale is similar to a stumpage sale, except revenue recognition occurs when the contract is executed, as the Company passes the risk of loss to the customer when the contract is executed.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

The Company currently sells its sawlogs or stumpage principally to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood, which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. During 2003, sawlogs, stumpage sales and timber deed sales accounted for approximately 49%, 0% and 19%, respectively, of the Company’s revenue. Chips, which can be used to make hardboard or pulp, and seedlings combined accounted for 5% of the Company’s revenues in 2003. There were property sales in 2003 of $10.1 million, compared to 2002 property sales of $5.8 million.

The Company’s customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to over 25 different customers. In 2003, sales to Boise Cascade, Murphy Veneer, Timber Products, Scott Timber, and Columbia Plywood accounted for approximately 65% of the Company’s revenue from log sales. No other single non-affiliated customer accounted for more than 4% of the Company’s net revenues for 2003. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company’s results of operations, the Company believes that the capacity for processing wood fiber in the Company’s markets currently is in balance with the supply and that, therefore, such customers could be replaced with some additional freight costs. There are currently more than 18 primary conversion facilities located within a 150-mile radius of the Company’s Timberlands.

Seasonality

Log and stumpage sales volumes are generally at their lowest levels in the first and second quarters of each year. Heavy snowfalls in higher elevations prevent access to many areas of the Company’s timberlands in the first quarter. This limited access, along with spring break-up conditions in March or April (when warming weather thaws and softens roadbeds), restricts logging operations to lower elevations and areas with rockier soil types. The result of these constraints is that log sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their high during the third and fourth quarters. Most customers in the region react to this seasonality by carrying high log inventories at the end of the calendar year at a level that provides sufficient inventory to carry them to the second quarter of the following year.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Competition

                Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. It is generally recognized that log suppliers such as the Company provide their market with a commodity product. The Company and its competitors all benefit from the same competitive advantages in the region--namely, close proximity to numerous mills, and positive demographic trends of the Pacific Northwest and the West Coast. Therefore, the Company and its competitors are currently able to sell all the logs they are able to produce at a market clearing price although this price has been adversely affected by international competition. Additional competitive factors within a market area generally will include species and grade, quality, ability to supply logs which consistently meet the customers’ specifications and ability to meet delivery requirements. The Company believes that it has a reputation as a stable and consistent supplier of well merchandised, high-quality logs. The Company has no conversion facilities and therefore does not compete with its customers for logs. The Company believes that this gives it an advantage over certain of its competitors that also own conversion facilities.

                The Company competes with numerous private land and timber owners in the northwestern United States and the state agencies of Oregon, as well as of foreign imports, primarily from Canada, Chile, and New Zealand. In recent years, the strength of the U.S. dollar combined with the much lower value of currencies in Canada, the Pacific Rim and South America have made international competition a larger factor in competitive pricing. In addition, the Company competes with the USFS, the BLM and the Bureau of Indian Affairs. Certain of the Company’s competitors have significantly greater financial resources than the Company.

                The Company believes that it is competitive in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 0.7 BBF of merchantable, good quality timber, approximately 104,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region with a large number of conversion facilities; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company’s cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; and (iii) the Company’s access to the Manager’s computerized geographic information system (“GIS”) enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

Resource Management

Timber Resource Management

                All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors. The Company’s operations involve intensive timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management, all of which are carefully monitored using the GIS. See “Geographic Information System.” The Company employs a number of traditional and recently developed harvesting techniques on its lands based on site-specific characteristics and other resource considerations. The topography of the Timberlands allows over 95% of the Timberlands to be harvested using lower-cost mechanical methods as opposed to higher-cost cable systems.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                Harvesting on the Timberlands is conducted using both selective and regeneration harvesting. In selective harvesting, a partial harvest provides merchantable timber and opens up the stand for supplemental growth on the remaining stand. Harvest entries are separated by approximately 1 to 15 years and each entry is prescribed for volume to be removed, spacing to be provided, and diameter limits to be harvested. In regeneration harvesting, which is used to harvest approximately 60% of the Company’s timber, all merchantable volume is removed in a single harvest. After an area has been regeneration harvested, the Company employs a reforestation contractor to plant two-year-old seedlings at an optimal density of approximately 300 trees per acre. The Company also attempts to protect and maintain the ecosystem within the Timberlands while providing for a reasonable harvest. For example, the Company typically leaves a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to provide habitats for a variety of wildlife species while enriching the soil for successive generations of trees.

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

                The Company’s policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 70% of the Company’s harvested land. Approximately 38% of the Timberlands acreage currently consists of Plantations. The Company expects to convert an average of 7,000 acres of natural stands per year over the next three years to Plantations. The seed orchard produces seed from trees selected because they were the best genotype in their respective environments. During 2003, the Company planted approximately 3.0 million seedlings and expects to plant 1.6 million seedlings in 2004. The Company uses the seed collected from its orchard (representing approximately 90% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company’s nursery, which uses seeds from the Company’s seed orchard, which was established by Weyerhaeuser in 1973.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Geographic Information System (“GIS”)

                The GIS is a computer software program that was acquired from Weyerhaeuser as part of the Weyerhaeuser Acquisition. The GIS data, which has been compiled over a period of at least five years, includes detailed topographical field maps for every stand within the Timberlands, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each stand. Using the data in the GIS, the Company can use a computer model to “grow” the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its Timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. The Company believes the GIS may be used to the Company’s advantage to evaluate potential acquisition opportunities.

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

                The United States Fish and Wildlife Service (the “USFWS”) listed the american bald eagle in 1976 and the northern spotted owl in 1990 as threatened species throughout its range in Washington, Oregon and California. The Oregon Forest Practices Act and related regulations also protect endangered species and has specific provisions governing habitat protection for the spotted owl, the bald eagle and other threatened species.

                Based on the 2003 survey year, there were approximately 73 bald eagle sites on the Timberlands. The Company observes harvesting restrictions around the eagle sites. Due in part to efforts of the Company and its predecessor, the bald eagle was recently removed from the endangered species list; although the Company continues to observe  its past operating practices in the affected areas.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to (i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in August 2003, and identified approximately 24 northern spotted owl sites affecting the Timberlands, three of which are located, totally, on the Timberlands.

                The Company believes that it is managing its harvesting operations in the areas affected by protected species in substantial compliance with applicable federal and state regulations. Based on certain consultants’ reports, and on management’s knowledge of the Timberlands, the Company does not believe that there are any species protected under the Endangered Species Act or similar state laws that, under current regulations and Court interpretation, would have a material adverse effect on the Company’s ability to harvest the Timberlands in accordance with current harvest plans. There can be no assurance, however, that species within the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered in significant numbers within the Timberlands. Additionally, there can be no assurance that future legislative, administrative or judicial activities related to protected species will not adversely affect the Company or its ability to continue its activities and operations.

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

Environmental Laws

                The Company’s operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment. Although the Company believes that it is in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from the Company’s operations.

                Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Company anticipates there will be continuing changes. The trend in environmental regulations is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and it is possible that the costs of compliance with environmental laws and regulations will continue to increase.

Access to Timberlands May be Limited by Federal Regulation

                A substantial portion of the Timberlands consists of sections of land that are intermingled with or adjacent to sections of federal land managed by the USFS and the BLM. Removal of trees from those portions of the Timberlands requires transportation of the logs by truck across logging and general purpose roads. The Company has entered into road use agreements with the USFS and the BLM. The majority of the Company’s timberland management activities include the transportation of timber products across federal land and roads fall under such agreements, which describe the Company’s exclusive rights to transport timber products across federal lands and roads without USFWS consultation. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent federal land pursuant to a reciprocal right-of-way (“RROW”). Removal of federal timber often requires similar access across the Timberlands. Recent litigation (not involving the Company) before the United States Court of Appeals for the Ninth Circuit held that the BLM was not required to consult with the USFWS, which administers the Endangered Species Act, prior to approving a private landowner’s proposal to build an access road across federal land pursuant to an existing RROW entered into prior to the enactment of the Endangered Species Act. A reversal on appeal or a rehearing of that case, or future federal law or regulation requiring the BLM to consult with the USFWS in connection with an RROW, could materially adversely affect the Company’s ability to harvest the affected portion of the Timberlands. Certain of the Company’s RROW agreements contain provisions that require compliance with state and federal environmental laws and regulations. To the extent that the Company acquires new Timberlands that require access through federal lands, the Company may enter into new RROW agreements with the BLM or other federal agencies which would require consultation with the USFWS. In addition, the BLM has published advance notice of its intent to revise regulations governing RROW agreements entered into the future to, among other things, expand the BLM’s consideration of environmental and cultural factors in granting, issuing or renewing rights-of-way, provide the BLM with regulatory authority to object to the location of roads because of potential effects on threatened or endangered species and allow for the abandonment of rights-of-way under certain circumstances.

Safety and Health

                The operations of the Timberlands are subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes relating to the health and safety of employees. The Company believes that it is in compliance with OSHA regulations, including general industry standards, permissible exposure levels for toxic chemicals and record-keeping requirements.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Employees

                As of March 15, 2004, the Company had no employees, and relies upon the employees of the Manager to manage the operations of the Company. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company or the Manager.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Item 2. Properties

Timber Inventory

                The Company currently owns and manages approximately 272,000 fee acres of timberland and cutting rights on approximately 70,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 2004 to be approximately 0.7 BBF in Oregon east of the Cascade Range. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company’s merchantable timber inventory consists of a substantial percentage of premium species of softwood, consisting of Ponderosa Pine and Douglas Fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable for current operations.

                The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 104,000 acres of the 272,000 acre total consist of actively managed Pine Plantations with stands ranging in age from one to 43 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 78%) and Lodgepole Pine (approximately 22%). Initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next three years. See “Item 1. Business - The Timberlands--Harvest Plans.”

Merchantable Timber Inventory by Species

                The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volume estimates are based on information developed by the Manager. As of January 1, 2004, the total timber inventory amounted to 0.7 BBF. The Company’s combined timber inventory by MMBF and percentage is Ponderosa Pine (319 (45%)), Lodgepole Pine (132 (19%)), White Fir (123 (18%)), Douglas Fir (99 (14%)) and other species (29 (4%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

                The Timberlands are diversified by species mix and, to a lesser extent, by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height (“DBH”). As of January 1, 2004, approximately 175 MMBF, or 25%, of the merchantable timber, had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

                The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 2004, the Plantations totaled 104,000 acres. Of the total acreage, 60,000 acres range from 1 to 15 years of age, 20,000 acres range from 16 to 25 years of age, and 24,000 acres are 26 years of age or older.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Item 3. Legal Proceedings

                On June 21, 2002, the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the Manager while riding on equipment owned by the Manager. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.  Effective April 5, 2004 this case was dismissed with prejudice.

                On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a construction trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discover was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. A hearing with respect to the Defendants’ motion to dismiss has been scheduled for late May 2004. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied. The Company and its legal counsel believe the litigation to be without merit and intend to vigorously defend itself in the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

                There were no matters submitted to a vote of the Company’s noteholders during the fourth quarter of 2003.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

PART II

Item 5. Market for Registrant’s Common Equity and Related Security Holder Matters

                The Company’s equity securities are owned 98.99 % by Timber Resource Holdings Group, LLC, indirectly, and 1.01% by the Manager.

Item 6: Selected Financial Data

             The financial information set forth below for each of the indicated years is derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission.

	Inland Fiber Group, LLC

	2003	2002	2001	2000	1999

CASH FLOWS AND OTHER DATA (IN MILLIONS):
Modified EBITDDA (1)	0.4	12.8	$23.2	$49.3	$50.6
Additions to timber and timberlands	2.0	3.1	5.6	2.3	1.0
Cash flow from operating activities	1.3	3.2	9.2	28.9	25.5
Cash flow (used in) investing
activities	(2.0)	(3.3)	(4.7)	(2.3)	(1.3)
Cash flow from (used in) financing
activities	1.2	—	(6.6)	(26.2)	(26.2)

OPERATING STATEMENT DATA
(IN MILLIONS EXCEPT PER
UNIT AMOUNTS):
Revenues (2)	37.1	49.5	54.6	75.6	77.0
Depreciation, depletion and road
amortization	15.6	27.5	37.3	28.8	23.3
Fire loss	0.0	0.6	—	—	—
Cost of timber and property sales	10.0	7.3	—	2.6	—
Operating income (loss)	(25.1)	(21.9)	(14.6)	17.9	27.2
Income (loss) before extraordinary
items	(47.3)	(44.1)	(37.0)	(4.1)	6.4
Net income (loss)	(47.3)	(44.1)	(37.0)	(4.1)	6.4

BALANCE SHEET DATA (AT
PERIOD END, IN MILLIONS):
Working capital (deficiency)	(6.5)	(1.6)	(1.7)	2.0	2.4
Total assets	168.7	211.0	254.4	300.9	327.7
Long-term debt (3)	225.0	225.0	225.0	225.0	225.0
Equity (deficiency)	(65.5)	(19.4)	24.4	67.1	97.2
OPERATING DATA (UNAUDITED):
Log, stumpage and timber deed sales
volumes (MMBF)	110.8	204.8	250.7	243.7	187.3
Property sales volumes (MMBF)	53.3	3.5	—	13.6	—

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

(1)	Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. The Company considers Modified EBITDDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of net income or loss
In addition, Modified EBITDDA does not necessarily represent funds available for management’s discretionary use as it is calculated prior to debt service obligations and capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Revenues in 2003 consist of $25.0 million of log, stumpage and deed sales, $10.1 of timber and property sales and $2.0 million of by-products and other sales. Revenues in 2002 consist of $42.3 million of log, stumpage and deed sales, $5.8 of timber and property sales and $1.5 million of by-products and other sales. Revenues in 2001 consist of $54.1 million of log, stumpage and deed sales, $0.0 million of timber and property sales and $0.4 million of by-products and other sales. Revenues in 2000 consist of $72.3 million of log, stumpage and deed sales, $2.8 million of timber and property sales and $0.6 million of by-products and other sales. Revenues in 1999 consist of $76.6 million of log and stumpage sales and $0.4 million of by-products and other sales.

(3)	See discussion of long-term debt at Note 7 of the Notes to Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

                Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company’s products, the possibility that timber supply could be affected if governmental, environmental or endangered species policies change, and limitations on the Company’s ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. The results of the Company’s operations depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. These and other risks are described in the Company’s other reports and registration statements, which are available from the United States Securities and Exchange Commission.

General

                The Company’s primary business is the growing and harvesting of timber (see Item 1. Business).

                The Company’s results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Supply and Demand Factors

Supply

                The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Prior to 1998, the low supply of timber from public lands, which is expected to continue for the foreseeable future, benefited private timber holders such as the Company  through higher stumpage and log prices. Since 1998, the strength of the U.S. dollar has decreased exports and increased imports and has disrupted the equilibrium of the supply and demand equation and contributed to the general downward trend of prices. Certain market conditions for finished products have also negatively impacted stumpage and log prices in 2003.

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

                In response to an increase in domestic timber prices in the early 1990s and the strengthening US dollar against Pacific Rim currencies, especially, imports of logs and lumber from abroad (from countries such as Canada and New Zealand) increased. These imports, however, only partially offset the lost volume of timber from public timberlands and did not replace the mature, high-quality timber found in greater quantities on public timberlands. Imports did however tend to dampen upward price movements. Imports are likely to remain a factor over the next few years and could significantly affect the raw material supplies and prices in the domestic lumber and wood products industry.

Demand

                Changes in general economic and demographic factors, including the strength of the economy, unemployment rates, interest rates for home mortgages and construction loans have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. Over the last five to ten years, the relative strength of the dollar against the currencies of other wood producing nations has reduced the competitiveness of domestic logs in export markets and increased the competitiveness of imported logs in our domestic markets. United States housing starts for 2003 were up slightly from 2002 levels, however log prices have declined slightly or remained flat in 2003 over 2002 as a consequence of increases in imported logs and lumber. As a result of the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in terms of the demand for lumber and commodity wood products and have tended to dampen the wide fluctuations that occurred when new housing starts were the primary factor.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                Prices for Pine species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. Given the strong growth of the housing market during the past several years, domestic markets have been able to absorb the increasing quantities of imported Radiata Pine lumber and logs which has limited the benefit of the strong housing market. With the continuing strength of the dollar, the level of imports has had a negative impact on pricing for Pine lumber. The Company believes that recent declining value of the dollar should allow the price trend to become more positive. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricted the availability of Canadian softwood lumber in the United States. The Company believes that this agreement, which expired on March 31, 2001, has not had a material impact on the price or demand for logs in the United States. The United States and Canada are presently negotiating a new softwood lumber agreement even though a 30% tariff has been imposed on Canadian softwood lumber. The long term effect of not having an agreement or having a new agreement is uncertain.

                Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. The conversion facilities in the vicinity of the Timberlands need more wood supply to run at capacity than can be produced by nearby timberlands. As a result, the demand from this region is relatively steady, although prices have generally declined with market conditions and increased imports.

Application of Critical Accounting Policies

                The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company’s financial statements included herein.

                The Company has not adopted any new accounting policies during the year ended December 31, 2003 that significantly impact its financial statements.

                Among the significant judgments made by management in the preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company’s merchantable timber. These determinations are made periodically in the ordinary course of accounting.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Current Market Conditions

                Log prices in the first quarter of 2003 were down by 3.4% from the fourth quarter of 2002. During the second quarter prices improved slightly and after a slight decline in the third quarter, improved again in the fourth quarter of 2003. Log prices in the fourth quarter of 2003 and 2002 were virtually equal. The average log price in 2003 was $316/MBF compared to $330/MBF in 2002. Even with the lower average price on a year to year basis, the downward trend in log prices that has been in effect for the past several years appears to have stopped and the Company expects prices of logs to trend slowly upwards in 2004.

                In June 2003, a major customer and competitor of the Company, Crown Pacific, filed for relief under Chapter 11 of the Bankruptcy Code. There was no direct financial impact to the Company. It is not known at this time how this bankruptcy will impact the forest products industry in which the Company operates, although it may lead to increased timber supply in the market.

Results of Operations

                The following table sets forth sales volume for each of 2003, 2002 and 2001 from the sale of logs, stumpage and timber deeds by thousand board feet (“MBF”) and price per thousand board feet and the sales of property:

	Sales Volume (MBF)			Price Realization (MBF)

Period	Logs	Stumpage	Timber Deeds	Logs	Stumpage	Timber Deeds	Timberland Sales ($000)

2003
Year ended 12/31	57,048	—	53,719	$316	—	$130	$10,129

4th Quarter	12,803	—	38,860	$325	—	$120	$1,185

3rd Quarter	12,833	—	1,104	$306	—	$135	10

2nd Quarter	14,314	—	10,869	$320	—	$136	8,334

1st Quarter	17,098	—	2,886	$313	—	$236	600

2002

Year ended 12/31	74,612	—	130,161	$330	—	$135	$5,763

4th Quarter	31,015	—	19,159	$324	—	$174	$4,700

3rd Quarter	23,998	—	20,189	$329	—	$186	1,063

2nd Quarter	14,575	—	88,480	$341	—	$114	—

1st Quarter	5,024	—	2,333	$349	—	$169	—

2001

Year ended 12/31	74,640	—	176,105	$349	—	$160

4th Quarter	15,827	—	48,838	$361	—	$158

3rd Quarter	27,984	—	83,899	$347	—	$173

2nd Quarter	9,890	—	28,624	$313	—	$138

1st Quarter	20,939	—	14,744	$357	—	$133

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

                Revenues. Revenues decreased $12.4 million, or 25%, from $49.5 million in 2002 to $37.1 million in 2003. The decrease is primarily attributable to a decrease in log sales of $6.7 million and a $10.6 million decrease in stumpage sales and deed sales. These decreases were offset by property sales in 2003 of $10.1 million, compared to $5.8 million in 2002. Chip and by-product revenues were also higher by $0.5 million in 2003 compared to 2002. To meet its working capital requirements, the Company harvested and sold logs and timber deeds in 2003 at rates in excess of the estimated current annual board footage growth on the Timberlands.

                Log sales for 2003 were $18.0 million on volumes of 57,048 MBF, compared to log sales of $24.7 million on volumes of 74,612 in 2002. The average log sales price for 2003 was $316 compared to an average log sales price of $330 in 2002, a 4% decrease, reflecting weaker markets for the Company’s log sales

                Timber deed sales for 2003 were $7.0 million on volumes of 53,719 MBF, compared to timber deed revenue of $17.6 million on volumes of 130,161 MBF in 2002. The average timber deed sales price per MBF for 2003 was $130 compared to an average timber deed sales price of $135 in 2002, a 4% decrease. The decrease in timber deed sales realization is due to overall declines in market conditions, as well as a change in the timber mix being sold in timber sales.

                There were no stumpage sales for 2003 and 2002. The reduction in stumpage volumes is a result of the Company’s strategic decision to utilize log sales and timber deed sales as its primary source of revenue.

                The Company had revenue from timber and property sales in 2003 of $10.1 million, compared to $5.8 million in revenue from timber and property sales during 2002.

                Gross Loss.   Gross loss decreased by $1.7 million from $3.3 million in 2002 to $1.6 million in 2003 and gross margin improved from negative 7% in 2002 to negative 4% in 2003. The improvement in gross margin was due to several factors including lower contracted log and haul costs on a per MBF basis during 2003 as compared to 2002, a fire loss of $0.6 million in 2002, reduction in silviculture spending by $0.4 million in 2003 compared to 2002, and reduction in harvest taxes by $0.2 million during 2003 compared to 2002. Depletion, road amortization, and depreciation were lower by $11.9 million during 2003 compared to 2002 as a result of lower log, timber deed, and timberland sales, but on a per cent basis there was no change between the years and therefore no impact on the gross loss.

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $6.4 million in 2003, compared to selling, general and administrative expenses of $7.5 million in 2002, a decrease of $1.1 million. Within selling, general and administrative, many categories of expenses were down as a result of a new management fee agreement and a change in allocation of expenses between the Company and its affiliates. Until September 1, 2003, the Manager did not receive any management fee or other compensation in connection with its management of the Company, but was reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the Manager in connection with the operation of the Company’s business.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                Effective September 1, 2003, the Company entered into a management agreement with the Manager. The management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company’s behalf, as described in the preceding paragraph. The management agreement, which provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly, is comparable to other management agreements used in the industry where the manager receives a monthly fee based upon assets managed.

                The lower selling, general and administrative expenses were primarily reflected in salaries, wages and benefits, down $0.7 million, professional services were down $0.4 million, property taxes were down $0.1 million, and MLP related expenses were down $0.8 million. These expense reductions were offset by the management fee of $1.3 million of the Company paid with respect to the period September 1, 2003 through December 31, 2003.

                Equity in Net Income (Loss) of Affiliate.   The equity in net loss of affiliate was $17.0 million during 2003 as compared to equity in net loss of affiliate of $11.0 million in 2002. The losses in 2003 and 2002 reflect the Company’s share of losses absorbed from its preferred equity investment in American Forest Resources, LLC. See “Investment in Affiliate” included in Note 9 of the Financial Statements for an explanation of the preferred equity investment in American Forest Resources, LLC.

                Interest Expense.    Interest expense was $21.7 million in 2003 and 2002, consisting primarily of interest expense on the Company’s $225.0 million of Senior Notes.

                Other Income (Expense), net.    Other income, net, was $0.2 million in 2003 and 2002 and consisted of income derived from the cattle leases, and other mineral and grazing rights granted.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

                Revenues. Revenues decreased $5.1 million, or 9%, from $54.6 million in 2001 to $49.5 million in 2002. The decrease was primarily attributable to a decrease in log sales of $1.4 million and a $10.5 million decrease in stumpage sales and deed sales. These decreases were offset by property sales in 2002 of $5.8 million, compared to $0.0 million in 2001. Chip and by-product revenues were also higher by $1.0 million in 2002 compared to 2001. To meet its working capital requirements, the Company harvested and sold logs and timber deeds in 2002 at rates in excess of the estimated current annual board footage growth on the Timberlands.

                Log sales for 2002 were $24.7 million on volumes of 74,612 MBF, compared to log sales of $26.0 million on volumes of 74,640 in 2001. The average log sales price for 2002 was $330 compared to an average log sales price of $349 in 2001, a 5% decrease, reflecting weaker markets for the Company’s log sales.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

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

                There were no stumpage sales for 2002 and 2001. The reduction in stumpage volumes is a result of the Company’s strategic decision to utilize log sales and timber deed sales as its primary source of revenue.

                The Company had revenue from two property sales in 2002 of $5.8 million, compared to $0.0 million in revenue from timber and property sales during 2001.

                Gross Profit.   Gross profit decreased along with revenues by $3.9 million from $0.6 million in 2001 to negative $3.3 million in 2002 and gross margin decreased from 1.0% in 2001 to negative 7.0% in 2002. The decrease in gross margin was primarily from four factors. First, contracted log and haul costs on a per MBF basis were higher during 2002 as compared to 2001 due to longer hauls for delivered logs. Second, the Company’s timber deed sales were composed of a different value grade mix as compared to 2001. Third, in 2002 the Company incurred a fire loss of $0.6 million. Finally, continued declines in the timber markets resulted in lower realizations on delivered log and stumpage values. Depletion, depreciation and road amortization decreased from $37.3 million in 2001 to $27.5 million in 2002 due primarily to decreased volume of timber sales.

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

                Equity in Net Income (Loss) of Affiliate.   The equity in net loss of affiliate was $11.0 million during 2002 as compared to equity in net loss of affiliate of $6.9 million in 2001. The losses in 2002 and 2001 reflect the Company’s share of losses absorbed from its preferred equity investment in American Forest Resources, LLC. See “Investment in Affiliate” included in Note 9 of the Financial Statements for an explanation of the preferred equity investment in American Forest Resources, LLC.

                Interest Expense.    Interest expense was $21.7 million in 2002 and $22.0 million in 2001 consisting primarily of interest expense on the Company’s $225.0 million of Senior Notes.

                Other Income (Expense), net.    Other income, net, was $0.2 million for 2002, compared to $0.1 million for 2001, representing an increase in income of $0.1 million.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Liquidity and Capital Resources

                The Company’s primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. As of December 31, 2003, the Company had a cash balance of $1.4 million and a $6.5 million working capital deficit that included $5.0 of deferred revenue relating to the prepayment of a log sale contract entered into in December 2003.

                Operating Activities. Cash flows provided by operating activities in 2003 were $1.3 million, compared to cash flows provided by operating activities of $3.2 million in 2002.

                Investing Activities. Cash flows used in investing activities were $2.0 million in 2003, as compared to cash flows used in investing activities of $3.3 million during 2002 principally for reforestation, timber acquisitions and road additions in each year.

                Financing Activities. Cash flows provided by financing activities were $1.2 and $0.0 million in 2003 and 2002, respectively. In May 2003, U.S. Timberlands Acquisition Co., LLC reimbursed the Company for certain expenses aggregating $1,238 incurred in connection with the Privatization Transaction. These expenses consisted principally of legal expenses of the Company and the Special Committee and a fairness opinion fee to an investment banking firm retained by the Special Committee. The reimbursement has been recorded as a contribution to the capital of the Company. Beginning in the second quarter of 2001, the Company ceased making distributions to its equityholders. Accordingly, during 2003 and 2002, the Company paid no distributions to members.

                Notes.  On November 14, 1997, the Company issued $225.0 million aggregate principal amount of Notes representing unsecured general obligations of the Company which bear interest at 9 5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes do not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Company in whole or in part, on or after November 15, 2002, at predetermined redemption prices plus accrued interest to the redemption date. Upon the occurrence of certain events constituting a “change of control” (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. There can be no assurance that the Company will have access to sufficient funds to repurchase the Notes in the event of a change in control.

                The Indenture contains various affirmative and restrictive covenants applicable to the Company and its subsidiaries, including limitations on the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Company’s Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to members, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to members, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations or engage in a different line of business.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                The Indenture also contains restrictions on the amount of timber that may be harvested based on a limit of 150%, 140%, 130% and 120% of 125 MMBF, adjusted for various acquisitions, dispositions and adjustments, averaged over a one, two, three and four year period, respectively. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture, placed $662 in a restricted account only to be used in ways prescribed in the Indenture. A balance of $63 remains in the restricted account as of December 31, 2003. As of December 31, 2003, the Company was in compliance with the covenants contained in the Notes. (See Item 3: Legal Proceedings for a discussion of certain litigation initiated against the Company among others relating to the Notes.).

                The Company made its required interest payment, due on November 17, 2003, on its Notes, within the 30 day grace period provided therefore. (See Item 3. Legal Proceedings for a discussion of certain litigation initiated against the Company among others relating to the Notes.).

Affiliate Credit Facility

                The Company had a credit facility with an affiliate of the Manager (the “Affiliate Credit Facility”) consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company’s leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party but has been unable to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short term advances to the Company, payable on demand, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case by case basis. During 2003, the maximum amount outstanding under such loans was $424 all of which had been repaid as of December 31, 2003.

Capital Expenditures/Cash Distributions

                Capital expenditures in 2003 totaled $2.0 million. The Company purchased timber cutting rights from its affiliate for approximately 5.1 MMBF of timber for $0.8 million. The remaining $1.2 million in capital expenditures were mainly in the nature of land management/silviculture costs. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be significant and will consist mainly of land management/silviculture expenditures. It is currently anticipated that the Company will not maintain significant log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $0.5 million in 2004 consisting primarily of capitalized silviculture costs and miscellaneous equipment purchases.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                Cash required to meet the Company’s debt service will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the Manager’s estimate of the current annual board footage growth on the Company’s timberlands. Although the Company has been approached recently regarding certain debt restructuring scenarios, discussions have been very preliminary and it is premature to assess the likelihood of pursuing any such scenario or other material transaction. (See Item 3. Legal Proceedings for a discussion of certain litigation initiated against the Company among others relating to the Notes.).

Effects of Inflation

                Prices for the Company’s stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity, but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Recent Accounting Standards

                In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” as an amendment to SFAS No. 123 by introducing two additional conversion methods when converting to the fair value based method from the intrinsic value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years  ending  after December 15, 2002 and for interim periods beginning after December 15, 2002.

                Prior to the Privatization Transaction, when the Company was deemed to have provided stock-based compensation in connection with the MLP’s Unit Option Plan, the Company had elected to follow the intrinsic value method of accounting for stock-based employee compensation.

                In January 2003, the FASB issued Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. In December 2003 the FASB modified FIN 46 to make certain technical corrections and address certain administration issues that had arisen.  FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

                The provisions or FIN 46 as revised are required to be applied by the Company no later than March 31, 2004. The Company has considered the applicability of FIN 46 to its investment in its parent company, American Forest Resources, LLC, and has concluded that American Forest Resources, LLC is not a variable interest entity and therefore its financial statements are not required to be consolidated with those of the Company pursuant to the provisions of FIN 46.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                Not applicable

Item 8. Financial Statements

                The information required hereunder is included in this report as set forth in the “Index to Financial Statements” on Page F-l.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable.

Item 9A. Disclosure Controls and Procedures

                 The Company’s management maintains an adequate system of disclosure controls and procedures to promote the timely identification and reporting of material, relevant information. The Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer meet regularly with members of senior management of the Manager to discuss significant transactions and events affecting the Company’s operations and consider whether topics discussed represent information that should be disclosed under the rules of the SEC. The Company established a Board of Directors in July 2003 and it includes an Audit Committee. The Audit Committee reviews all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Company’s external auditors and meets with those auditors.

                The Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization.

                As of the end of the period covered by this annual report, the Company’s executive officers competed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modifications. Since the completion of that evaluation, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Company

                The following table sets forth certain information with respect to the members of the Board of Directors of the Company and its executive officers. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Manager

John M. Rudey	60	Chairman, Chief Executive Officer, President and Director

Laurie G. Rudey	56	Director

George R. Hornig	49	Director (1)

John D. Layton	42	Director (1)

Mel A. Sachs	58	Director (1)

Suzanne M. Hay	32	Director (2)

Carrie L. Tillman	32	Director (2)

Thomas C. Ludlow	57	Vice President, Secretary and Treasurer

(1)	Member of the Audit Committee.
(2)	These directors are “Independent Directors” under the Company’s operating agreement and have the powers and duties of directors of the Company only with respect to the Company’s entering into certain significant transactions, including, but not limited to, a merger, sale of substantially all of the assets or the institution of bankruptcy proceedings with respect to the Company and in other limited circumstances.

                John M. Rudey has served as Chairman and President of the Company since its reorganization in July 2003. He also serves as Chairman, Chief Executive Officer and President of the Manager, having been elected to the Board of  Directors of the Manager in September 1996.

                   Laurie G. Rudey has served as a director of the Company since its reorganization in July 2003. She also served as a director of the Manager. Mrs. Rudey has been a Psychotherapist since 1998. John M. Rudey, Chairman and President of the Company, is Mrs. Rudey’s husband

                George R. Hornig has served as a Director of the Company since its reorganization in July 2003. He also serves a Director of the Manager, having been elected to the Board of Directors of the Manager in September 1996. Since 1999, Mr. Hornig has been Managing Director and Chief Operating Officer of Credit Suisse First Boston’s Private Equity Division. From 1993 to 1999, Mr. Hornig was an Executive Vice President of Deutsche Bank Americas Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated predecessor entities.. Mr. Hornig is also a director of Unity Mutual Life Insurance Company and Forrester Research, Inc.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                 John D. Layton has served as a director of the Company since its reorganization in July 2003. He also serves as a director of the Manager, having been elected to the Board of Directors of the Manager in June 2003. For the past five years, Mr. Layton has been a Manager with HRH Construction, LLC, in New York City.

                 Mel A. Sachs has served as a director of the Company since its reorganization in July 2003. He also serves as a director of the Manager, having been elected to the Board of Directors of the Manager in June 2003. For the past five years Mr. Sachs has been a trial lawyer. Mr. Sachs has lectured practicing lawyers at the National College of Criminal Defense and has taught at Cornell University Law School, Emory University Law School, University of Colorado Law School and Hofstra University School of Law.

                 Suzanne M. Hay has served as a director of the Company since its reorganization in July 2003. Since 1995, Ms. Hay has served in various positions with Entity Services Group, LLC, which provides independent directors and other services to companies, and currently serves as Vice President, Client Development.

                Carrie L. Tillman has served as a director of the Company since its reorganization in July 2003. Since 1998, Ms. Tillman has served as an administrative manager with Entity Services Group, LLC. Prior to 1998, Ms. Tillman was Assistant to the Coordinator of Special Services for Corporation Service Company, a leading corporate services company that provides incorporation, registered agent, filing, merger and other corporate governance services.

                Thomas C. Ludlow became Vice President, Chief Financial Officer, Secretary and Treasurer of the Company in July 2003. He has served as Vice President and Chief Financial Officer of the Manager since July 2000. From 1998 to 2000, Mr. Ludlow was Chief Financial Officer of Forest Systems, LLC, a Boston based timber investment management company. From 1995 to 1998, Mr. Ludlow was Director and head of North American Forest Products for Deutsche Morgan Grenfell, an international investment bank.

                The Board of Directors of the Company has determined that George R. Hornig is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

                The Company does not have a code of ethics as it does not have any employees. The Company’s principal executive officer and principal financial officer provide services to the Company primarily in their capacities as the executive officers of the Manager, and are bound by the provisions of the Manager’s employee handbook and other regulations established by the Manager.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

Item 11. Executive Compensation

                Under the terms of the Company’s  previous management arrangement, the Company was required to reimburse the Manager for expenses relating to the operation of the Company, including salaries and bonuses of employees employed on behalf of the Company, as well as the costs of providing benefits to such persons under employee benefit plans and for the costs of health and life insurance. Accordingly, the Company reimbursed the Manager for the salaries and bonuses paid to its executive officers and other employees. Under the management agreement entered into with the Manager, the Company pays the Manager an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management for its management services. The compensation of the Manager’s executive officers is subject to separate arrangements between the Manager and the executive officers. The Company’s executive officers are not paid by the Company for their services as executives officers of the Company. The table below sets forth annual salary, bonus and all other compensation awards and payouts earned by the Manager’s chief executive officer and chief financial officer for services rendered through August 31, 2003 which were reimbursed by the Company:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation Awards	All Other Compensation
		Salary ($)		Bonus ($)	Securities Underlying Options/SARs(#)

John M. Rudey	2003	309,000	(1)	—	—	—
Chairman and	2002	463,500		—	—	—
Chief Executive Officer	2001	463,500		—	—	—

Thomas C. Ludlow	2003	150,000	(1)
Vice President and	2002	225,000		—
Chief Financial Officer	2001	225,000		—	—	—

(1) reflects salary payments up to August 31, 2003.

Compensation of Directors

                Directors of the Company, other than Ms. Hay and Ms. Tillman, currently receive annual compensation of $25,000 for their service on the Board of Directors of the Company. The Company pays $1,100 annually to the Entity Services Group, LLC for the services of each of Ms. Hay and Ms. Tillman. The independent directors of the Company’s Manager received $50,000 to $100,000 on an annual basis through June 2003. For their remuneration, the independent directors (other than Ms. Hay and Ms. Tillman) each agreed to participate in four regular meetings of the Board of Directors and four Audit Committee meeting and the non-employee director agrees to participate in four regular meetings of the Board of Directors. Each non-employee director will receive $1,250 for each additional meeting in which he or she participates. In addition, each non-employee director will be reimbursed for his or her out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by the Company for his or her actions associated with being a director to the extent permitted under Delaware law.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(formerly U.S. Timberlands Klamath Falls, LLC)
(dollar amounts in thousands unless otherwise noted)

                Through June 2003, the Manager and Aubrey Cole Associates (a consulting firm affiliated with Aubrey Cole, a director of the Company through June 2003), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Robert F. Wright, a director of the Company through June 2003) and Mr. Hornig were parties to consulting agreements pursuant to which each such person or firm provided consulting services to the Manager. Each such agreement provided for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the Manager. In addition, for the first half of 2002, the Manager entered into a consulting agreement with Mr. Wyman that provided for an annual retainer of $50,000 for services rendered at the request of the Manager. As of July 1, 2002, Mr. Wyman’s consulting fees were reduced to zero and were offset by increased director fees. Pursuant to the management arrangement in effect at the time, the Company reimbursed the Manager for the payment of approximately $56,000, $112,000, and $98,000 to the Directors of the Manager for consulting services during 2003, 2002 and 2001, respectively. The consulting agreements were discontinued in July 2003.

Committee Interlocks and Insider Participation in Compensation Decisions

                As the Company does not have any employees, the Company does not have a compensation committee. Under the prior management arrangement, pursuant to which the Manager was reimbursed by the Company for compensation paid to the employees of the Manager, the Compensation Committee of the Manager was composed of Messrs. Rudey, Abramson, Wyman, Hornig and Cole. Mr. Rudey also served as Chairman of the Manager. Other than Mr. Rudey and Mr. Hornig, none of the members of the Company’s Board of Directors are officers or employees of the Company or the Manager. The Manager currently does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                None.

Item 13. Certain Relationships and Related Party Transactions

                The Company is managed by the Manager pursuant to a management agreement between the Company and the Manager. Under the management agreement, the Manager is entitled to an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management. Substantially all of the ownership interests in the Manager are owned by John M. Rudey and entities affiliated with Mr. Rudey. Mr. Rudey is the Chairman and President of the Company. In 2003, $1,338 in fees were paid by the Company pursuant to the management agreement.

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

Consulting Agreements

                Through June 2003, the Manager and each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig were parties to consulting agreements pursuant to which each such person or firm provided consulting services to the Manager. Each such agreement provided for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the Manager. In addition, for the first half of 2002, the Manager entered into a consulting agreement with Mr. Wyman that provided for an annual retainer of $50,000 for services rendered at the request of the Manager. Such fees were reimbursed to the Manager by the Company. See also Compensation of Directors included in Item 11.

Investments in and Transactions with Affiliate

                Since October 1999, the Company has owned a redeemable preferred membership interest (“Preferred LLC Interest”) in American Forest Resources, LLC (formerly U.S. Timberlands Yakima, LLC) (“AFR”), an affiliate, accounted for under the equity method. As described in Note 1 to the Financial Statements, in July 2003 the Company became an indirect subsidiary of AFR as a result of a series of transactions culminating in the contribution to a subsidiary of AFR of the 99% non-managing member’s interest in the Company previously owned by the MLP.

                In October 1999, the Company made an investment in AFR. AFR, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The MLP contributed to AFR $294 of cash for 49% of AFR’s common interests (the “Common LLC Interests”). The remaining Common LLC Interests were acquired for $306 in cash by Cascade Resource Holdings Group, LLC (formerly U.S. Timberlands Holding Group, L.L.C., a Delaware limited liability company (“Holdings Group”) in which John Rudey, the Chairman of the Board of the Company holds a controlling interest. The Company also acquired all of the senior preferred membership interests in AFR (the “Senior or Preferred LLC Interests”) for its contribution to AFR of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and 6% thereafter of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at AFR’s option for a redemption price equal to the agreed upon value of the Preferred LLC Interests, either in cash or timberlands, plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, AFR’s net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the Common LLC Interests.

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

                On September 14, 2001, management of AFR was taken over by American Forest Services, LLC (“American Forest Services,” formerly U.S. Timberlands Services Yakima, LLC), a wholly owned subsidiary of the Manager of the Company. American Forest Services is paid a fee equal to 2% of the agreed upon valuation of the assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of AFR’s earnings before interest, taxes, depletion, depreciation and amortization. Such fees charged to operations by AFR amounted to $3,033 in 2003, $2,555 in 2002, and $1,137 in 2001.

                In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from AFR for $1,300. These timber cutting rights expired in June 2003.

                In December 2000, the Company sold approximately 8,000 acres of timberland located in Central Oregon to AFR for $2,900.

                During 2001, the Company contributed cutting rights and timberland located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company’s Preferred LLC Interest in AFR. Terms of the additional senior Preferred LLC Interest acquired are the same terms as the senior Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interest at its cost for the cutting rights and timberland of approximately $16,300. All property that has been contributed for the Company’s Preferred LLC Interest in AFR has been pledged as collateral by AFR under its credit facility with its lender.

             In March 2001, the Company purchased timber cutting rights for approximately 17.2 million board feet from AFR for $4,500. These timber cutting rights expired in March 2004.

             In September 2001, the Company sold timber cutting rights for approximately 80.6 million board feet to AFR for $12,000. These timber cutting rights expire in August 2004.

             In November 2001, the Company sold timber cutting rights for approximately 44.8 million board feet to AFR for $7,000. These timber cutting rights expire in October 2004.

             In June 2002, the Company sold timber cutting rights for approximately 87.3 million board feet to AFR for $9,900. These timber cutting rights expire in May 2005.

             As a result of the Toolbox Fire in August 2002, the Company purchased salvage timber cutting rights for approximately 12.0 million board feet from AFR for $1,300 to gain certain operating efficiencies. All of the timber was harvested before these timber cutting rights expired in August 2003.

             In November 2002, the Company sold timberland to AFR for $4,700.

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

             During 2002, the Company contributed timberland located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $18,500 and were added to the liquidation preference of the Company’s Preferred LLC Interest in AFR. Terms of the additional Preferred Interest acquired are the same terms as the Preferred Interest previously issued to the Company. The Company recorded its additional Preferred Interest at its cost for the timberland of approximately $18,300. All property that has been contributed for the Preferred Interest in AFR has been pledged as collateral by AFR under its credit facility with its lender.

                In addition to the preceding, in July 2002, the Company purchased timber cutting rights for approximately 5.1 million board feet from AFR Services for $500. These timber cutting rights expire in July 2005.

                During 2003, the Company contributed timberlands located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $12,900 and were added to the liquidation preference of the Company’s Preferred LLC Interest in AFR. Terms of the additional Preferred LLC Interest acquired are the same terms as the Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interests at its aggregate costs for the timberlands of approximately $10.5 million.

                In addition to the preceding, in May of 2003, the Company sold approximately 21,000 acres to American Forest Services, LLC (AFS) for $8,300.

                In December of 2003, the Company sold approximately 1,000 acres to AFS for $1,900.

                In December 2003, the Company sold timber cutting rights for approximately 34,965 million board feet to AFS for $4,756. These timber cutting rights expire in December 2004.

                Also, In December 2003, the Company sold seedlings to AFR for $300.

                Gross profits realized on the Company’s sales of timber cutting rights to AFR, to the extent of the Company’s ownership interest in AFR, have been eliminated and are recognized in operations upon AFR’s sale of the timber to third parties with corresponding adjustments to the carrying value of the investment in AFR. In addition, the Company’s equity in net income (loss) of affiliate has been adjusted to eliminate its share of gross profits realized by AFR on sales of timber cutting rights to the Company, until the Company sells the timber to third parties.

Affiliate Credit Facility

                See the description of the Affiliate Credit Facility included in the Liquidity and Capital Resources section of Item 7.

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

Item 14.  Principal Accounting Fees and Services

                The Following chart shows the aggregate fees billed to the Company by Eisner LLP for professional services in the named categories for the years ended December 31, 2003 and December 31, 2002.

	2003	2002

Audit Fees (1)	$449	$281
Audit Related Fees (2)	3	—
Tax Fees(3)	100	70
Other Fees (4)	—	—
Total Fees	$552	$351

(1)	Audit fees consists of professional services rendered in connection with the audit of the company’s annual financial statements, reviews of the Company’s annuals reports on Form 10-K, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, statutory audits and reviews of documents filed with the SEC.
(2)	Separately billed annual tax planning and IT audit work.
(3)	Preparation on annual tax returns
(4)	Other miscellaneous assignments as assigned by the Board of Directors.

Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee charter, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. The Audit Committee may also pre-approve particular services on a case-by-case basis.

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

PART IV

Item 15. Exhibits, Financial Statements, and Reports on Form 8-K

(a) (1) and (2) Financial Statements
            See “Index to Financial Statements” set forth on page F-l.

(a) (3) Exhibits

3.3	–	Third Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC (now known as Inland Fiber Group, LLC)
† l0.2	–	Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee
++10.12	–	Amended and Restated Operating Agreement of U.S. Timberlands Yakima, LLC (now known as American Forest Resources, LLC)
# 10.13	–	Management Agreement by and among U.S. Timberlands Klamath Falls, LLC Dated as of July 25, 2003
*21.1	–	List of Subsidiaries
23.1	–	Consent of Eisner LLP dated April 14, 2003
31.1	–	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2	–	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1	–	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	–	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed November 13, 1997.

† Incorporated by reference to the same numbered Exhibit to the Registrant’s Current Report on Form 8-K filed January 15, 1998.

++ Incorporated by reference to the same numbered Exhibit to the Registrant’s Form10-Q filed on August 14, 2003

# Incorporated by reference to the same numbered Exhibit to the Registrant’s Form10-Q filed on November 19, 2003

(b.) Reports on Form 8-K

None.

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2004.

                                                INLAND FIBER GROUP, LLC

                                                By:    /s/ John M. Rudey
                                                         John M. Rudey, Chairman and President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ John M. Rudey	Chairman, President, and	April 14, 2004
John M. Rudey	Director (Principal Executive Officer)

/s/ Thomas C. Ludlow	Vice President, Treasurer	April 14, 2004
Thomas C. Ludlow	(Principal Financial Officer)

/s/ Laurie G. Rudey	Director	April 14, 2004
Laurie G. Rudey

/s/ George R. Hornig	Director	April 14, 2004
George R. Hornig

/s/ John D. Layton	Director	April 14, 2004
John D. Layton

/s/ Mel A. Sachs	Director	April 14, 2004
Mel A. Sachs

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

EXHIBIT INDEX

3.3	–	Third Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC
23.1	–	Consent of Eisner LLP dated March 30, 2004
31.1	–	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under Exchange Act
31.2	–	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under Exchange Act

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members of
Inland Fiber Group, LLC

We have audited the accompanying consolidated balance sheets of Inland Fiber Group, LLC (formerly U.S. Timberlands Klamath Falls, LLC) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in members’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Fiber Group, LLC and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in December 2003 litigation was instituted against the Company and others by the trustee under the note indenture which alleges, among other matters, that the Company violated certain provisions of the indenture governing the $225,000,000 of Senior Notes due in 2007. As described in Note 14, the Company and its legal counsel believe the litigation to be without merit and have filed a motion to dismiss the complaint. If the trustee were to succeed on its claims, and any potential appeals therefrom, and the Company were unable to cure or obtain waivers with respect to any then outstanding events of default under the indenture, the holders of the requisite percentage of the Notes, and the trustee therefor, would then have the right to accelerate the maturity of the Notes, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner, LLP

New York, New York
January 30, 2004
With respect to Note 14
April 5, 2004

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

     Consolidated Balance Sheets
      (in thousands)

	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	1,447	965
Accounts receivable	530	1,028
Due from general partner	—	6
Other receivables	332	211
Notes receivable	103	1,344
Prepaid expenses and other current assets	220	331

Total current assets	2,632	3,885

Timber and timberlands, net	129,002	163,980
Investment in affiliate	33,414	38,881
Property, plant and equipment, net	833	905
Notes receivable, less current portion	10	10
Restricted cash	154	82
Deferred financing fees, net	2,623	3,298

Total assets	$168,668	$211,041

LIABILITIES AND MEMBER’S DEFICIENCY
Current liabilities:
Accounts payable	525	1,454
Accrued liabilities	749	1,238
Accrued bond interest	2,830	2,752
Customer Deposit	5,000	—
Payable to managing member and affiliates	46	—

Total current liabilities	9,150	5,444

Long-term debt	225,000	225,000

Members’ deficiency:
Managing member’s interest	(674)	(196)
Nonmanaging member’s interest	(64,808)	(19,207)

	(65,482)	(19,403)

Total liabilities and members’ deficiency	$168,668	$211,041

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) In thousands

     Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002	2001

Revenues:
Log, timber deed and stumpage sales,
including $4,200 (2003), $9,900 (2002), and $19,015 (2001) to an affiliate	$25,000	$42,256	$54,128
Timber and property sales
including $9,519 in 2003 and $4,700 in 2002 to an affiliate	10,129	5,763	—
By-products and other	2,001	1,455	436

	37,130	49,474	54,564

Cost of products sold:
Cost of timber harvested	(13,252)	(17,477)	(16,652)
Cost of timber and property sales	(9,952)	(7,273)	—
Fire loss	—	(591)	—
Depletion, depreciation and road amortization	(15,557)	(27,476)	(37,287)

	(38,761)	(52,817)	(53,939)

Gross profit (loss)	(1,631)	(3,343)	625

Selling, general and administrative expenses	(6,438)	(7,518)	(8,340)
Equity in net loss of affiliate	(17,039)	(11,046)	(6,885)

Operating loss	(25,108)	(21,907)	(14,600)

Interest expense	(21,736)	(21,657)	(21,993)
Amortization of deferred financing fees	(675)	(675)	(675)
Interest income	12	13	101
Other income, net	190	158	131

Net loss	$(47,317)	$(44,068)	$(37,036)

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) In thousands

     Consolidated Statements of Changes in Members’ Equity (Deficiency)

	Managing Member’s Interest	Nonmanaging Member Interest	Total Members’ Equity (Deficiency)

Balance, December 31, 2000	$683	$67,579	$68,262
Distributions to members	(65)	(6,496)	(6,561)
Net loss	(371)	(36,665)	(37,036)

Balance, December 31, 2001	247	24,418	24,665
Net loss	(443)	(43,625)	(44,068)

Balance, December 31, 2002	(196)	(19,207)	(19,403)
Capital contribution	0	1,238	1,238
Net loss	(478)	(46,839)	(47,317)

Balance, December 31, 2003	$(674)	$(64,808)	$(65,482)

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) In thousands

     Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(47,317)	$(44,068)	$(37,036)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation, depletion, amortization and cost of
timber and property sold	25,509	34,749	37,287
Fire loss	—	574	—
Gain on disposal of assets	(19)	—	(2)
Amortization of deferred financing fees	675	675	675
Equity in net loss of affiliate	17,039	11,046	6,885
Other non-cash items	—	173	233
Changes in assets and liabilities:
Accounts receivable	498	(717)	4,119
Other receivables	(121)	69	(120)
Notes receivable	1,241	227	704
Prepaid expenses and other current assets	111	(106)	(190)
Accounts payable	(929)	120	112
Accrued liabilities	(410)	659	5
Customer deposit	5,000	—	(1,474)
Payable to general partner and affiliate	(3)	(168)	(2,024)

Net cash provided by operating activities	1,274	3,233	9,174

Cash flows from investing activities:
Purchase of property, plant and equipment - net	—	(160)	—
Proceeds from sale of assets	26	—	904
Timber, timberlands and road additions	(1,984)	(3,096)	(5,615)
Restricted cash	(72)	(82)	—

Net cash used in investing activities	(2,030)	(3,338)	(4,711)

Cash flows from financing activities:
Distributions to members	—	—	(6,561)
Capital contributions	1,238

Net cash provided by (used in) financing activities	1,238	—	(6,561)

Net increase (decrease) in cash and cash equivalents	482	(105)	(2,098)
Cash and cash equivalents, beginning of period	965	1,070	3,168

Cash and cash equivalents, end of period	$1,447	$965	$1,070

Supplemental cash flow information:
Cash paid for interest expense	$21,658	$21,657	$22,033

Noncash activities:
Contribution of timberlands for investment in affiliate	$11,572	$18,317	$16,289

See notes to consolidated financial statements

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amounts in thousands, except per unit amounts or otherwise noted)

1.	Business and Significant Accounting Policies:

Business

                The accompanying consolidated financial statements include the accounts of Inland Fiber Group, LLC (the “Company”) (formerly, U.S. Timberlands Klamath Falls, LLC), a Delaware limited liability company, and its wholly owned subsidiary, Fiber Finance Corp. (“Finance Corp.”)(formerly, U.S. Timberlands Finance Corp.), collectively referred to hereafter as the Company. The Company changed names in December 2003. Finance Corp. serves as the co-obligor for the Company’s Notes (defined below). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation. An investment in an affiliate is carried at cost, plus accrued dividends to the extent earned, reduced by losses in excess of the common members’ interest in the investee.

                The primary activities of the Company are the growing of trees and the sale of logs and standing timber to third party wood processors and the sale of excess land. The Company’s timber is located principally in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

                Prior to July 2003, Pacific Fiber Company, LP, a master limited partnership (the “MLP”)  (formerly U.S. Timberlands Company, L.P.), owned a 99% non-managing member interest in the Company. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in the Company. U.S. Timberlands Management Company, LLC (now known as Timber Resource Services, LLC and formerly known as U.S. Timberlands Services Company, LLC, the “Manager”) manages the business of the Company and owns a 1% non-voting membership interest in the Company

Basis of Presentation

                The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. As more fully described In Note 14, in December 2003, the trustee under the indenture governing the Company’s $225,000 of Senior Notes, which mature in 2007. commenced litigation against the Company and others alleging, among other matters, that the Company has violated certain covenants contained in the Indenture. The Company has denied all of the allegations and made a motion to dismiss the complaint. In the event the trustee prevails In the litigation. the Trustee will have the right to demand repayment and accelerate the maturity of the notes. If such event occurs, and the Company is unable to effect an amendment or a restructuring of the notes, the Company’s ability to continue as a going concern would be in substantial doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Private Transaction

                On October 17, 2002, the MLP announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management (the “Privatization Transaction”). The group beneficially owned 36.4% of the combined outstanding limited partnership units of the MLP consisting of 16% of the common units and 98% of the subordinated units. The definitive agreement contemplated a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the MLP, pursuant to which each common limited partnership unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. In connection with the tender offer, approximately 71% of the MLP’s common units were tendered. The remaining common units held by non-affiliates not purchased in the tender offer were converted into the right to receive $3.00 per common unit, in the merger which was completed on June 26, 2003.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amounts in thousands, except per unit amounts or otherwise noted)

                Subsequent to the Privatization Transaction, the 99% interest in the Company originally held by the MLP was transferred in a series of transactions to a newly-formed limited liability company, IFG Holdings, LLC. IFG Holdings, LLC is wholly owned by American Forest Resources, LLC (“AFR”) (formerly known as US Timberlands Yakima), in which the Company holds a preferred equity interest. As part of this reorganization of the ownership structure of the Company, a Board of Directors was elected for the Company to supervise its operations and a new management arrangement was established under which the Manager, whose interest was converted into a 1% nonvoting interest in the Company, provides comprehensive timber management services to the Company pursuant to a fee-based management agreement.

                As a result of the Privatization Transaction described above, the Company is an indirect 99% owned subsidiary of American Forest resources, LLC.

                Because of the publicly-owned long-term debt which remains outstanding, the Company did not elect to adopt “push-down” accounting for the Privatization Transaction described above, pursuant to which the purchase price paid by the group for the 63.6% indirect interest in the Company would be reflected in the Company’s financial statements.

Use of Estimates

                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

                 Revenue on delivered log sales is recognized upon delivery to the customer. Revenue on timber deeds and timber and property sales is generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested.

Concentration of Credit Risk

                 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company’s trade accounts and notes receivable are derived from sales to third party wood processors. The Company’s five largest, non-affiliated customers accounted for approximately 19%, 13%, 11%, 11%, and 11% of the Company’s aggregate net revenues from log, stumpage and timber deed sales for the year ended December 31, 2003. In 2002, three customers represented approximately 25%, 10%, and 10% respectively, of aggregate net revenues from log, stumpage and deed sales. In 2001, one customer accounted for approximately 22% of aggregate net revenues from log, stumpage and deed sales. No other single customer accounted for more than 10% of aggregate net revenues from log, stumpage and timber deed sales in those years. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amounts in thousands, except per unit amounts or otherwise noted)

                 The Company periodically reviews its allowance for doubtful accounts and reserves an estimated amount for such accounts, if required. As of December 31, 2003 and 2002 no allowance for doubtful accounts was required.

Cash and Cash Equivalents

                 Cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

Timber and Timberlands

                Timber and timberlands is comprised of timber, timberlands, logging roads, and seed stock and nursery stock.

Timber, timberland and roads

                 Timber, timberlands and roads are stated at cost less depletion and road amortization for timber previously harvested. The cost of the timber harvested (including logging roads) is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, primarily utilizing a single composite pool. The Company estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Company’s cash flow.

Seed orchard and nursery stock

                 The Company operates and maintains a seed orchard and nursery. Cost incurred by the orchard and nursery to produce seed and seedlings utilized in the reforestation of the Company’s timberlands are capitalized to seed orchard and nursery stock in the accompanying balance sheets. A certain amount of seed and seedling stock is sold to unaffiliated customers and is reflected as a component of by-products and other revenues in the accompanying statements of operations.

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

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

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

Deferred Financing Fees

                 Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt. The Company presents deferred financing fees net of accumulated amortization. The accumulated amortization of deferred financing fees as of December 31, 2003 and 2002 was $4,127 and $3,452, respectively.

Income Taxes

                 The Company is a limited liability company.  Accordingly, the Company is not liable for federal or state income taxes since the Company’s income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

Unit-Based Compensation Plans

                Prior to the Privatization Transaction, the MLP had a Unit Option Plan which is described more fully in Note 10. As permitted under SFAS No. 148,“Accounting for Stock-Based Compensation-Transition and Disclosure”, which was issued in December 2002 and amended SFAS No. 123,“Accounting for Stock-Based Compensation”, the Company had elected  to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001

Net loss as reported	$(47,317)	$(44,068)	$(37,036
Unit-based employee compensation determined under the
fair value method	$—	$320	323
Net loss pro forma	(47,317)	(44,388)	(37,359)

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

                For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed conversion period of the then outstanding subordinated limited partnership interests in the MLP.

In connection with the Privatization Transaction, each outstanding unit option granted under the Unit Option Plan was converted into an option to receive, upon exercise, including payment of the exercise price, the $3.00 per unit merger consideration. Because the exercise price for each option was greater than the merger consideration, the Company does not expect any options to be exercised in the future.

                No options were granted in 2003, 2002, or 2001.

Recent Accounting Standards

                In January 2003, the FASB issued Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” In December 2003 the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

                The provisions of FIN 46 as revised are required to be applied by the Company no later than March 31, 2004. The Company has considered the applicability of FIN 46 to its investment in its indirect parent company, American Forest Resources, LLC (formerly U.S. Timberlands Yakima, LLC) and has concluded that American Forest Resources, LLC is not a variable interest entity and therefore its financial statements are not required to be consolidated with those of the Company pursuant to the provisions of FIN 46.

2.	Timber and Timberlands:

Timber and timberlands consisted of the following at December 31:

	2003	2002

Timber and logging roads	$281,367	$294,208
Timberlands	19,269	26,043
Seed orchard and nursery stock	1,451	1,375

	302,087	321,626
Less accumulated depletion and road amortization	173,085	157,646

	$129,002	$163,980

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

3.	Investment in Affiliate:

                Since October 1999, the Company has owned a redeemable preferred member interest (“Preferred LLC Interest”) in American Forest Resources, LLC (formerly U.S. Timberlands Yakima, LLC), (“AFR”), an affiliate accounted for under the equity method (see Note 9).

                As described in Note 1, in July 2003 the Company became an indirect subsidiary of AFR, as the result of a contribution to AFR of the 99% non-managing member’s interest in the Company previously owned by the MLP.

                The following summarized financial information for AFR is presented without consolidation of the Company’s asset, liabilities and results of operations to avoid duplication which would otherwise occur. AFR’s investment in the Company is accounted for by the equity method. The carrying amount of the investment reflects the purchase price paid by the investor group for the 63.6% acquired interest in the Privatization Transaction and the investor group’s carryover basis  for the 36.4% interest owned prior to the transaction.

                Following is summarized financial information for AFR as of and for the years ended December 31:

	2003	2002	2001

Current assets	$754	$2,091	$5,779
Noncurrent assets, principally timber and timberlands	136,227	142,884	116,558
Investment in Inland Fiber Group, LLC	(10,309)
Current liabilities	5,886	9,811	1,883
Noncurrent liabilities - long-term debt	121,383	96,053	88,435
Redeemable preferred member interest (owned by the Company)	33,605	39,111	32,019
Common member deficiency	(34,202)
Net sales	27,624	22,018	13,574
Gross profit (loss)	580	(1,449)	3,121
Loss before equity in the Company’s loss	(9,926)	(11,225)	(5,329)

Equity in the Company’s loss(1)	(34,291)

Net Loss	$(44,217)	$(11,225)	$(5,329)

(1) Reflects(a) charges of $7,142 related to the amortization of $41,141 excess cost over deficiency in net assets attributable to 63.6% acquired interest and (b) benefit of $3,984 representing share of the Company’s net loss for 2003 attributable to 63.6% acquired interest, prior to acquisition.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

4.	Property, Plant and Equipment:

                Property, plant and equipment consisted of the following at December 31:

	2003	2002

Equipment	$545	$654
Buildings and improvements	995	995

	1,540	1,649
Less accumulated depreciation and amortization	707	744

	$833	$905

5.	Accrued Liabilities:

                Accrued liabilities consisted of the following at December 31:

	2003	2002

Legal fees pursuant to settlement	—	375
Other	511	863

	$511	$1,238

6.	Affiliate Credit Facility:

                The Company had a credit facility with an affiliate of the Manager (the “Affiliate Credit Facility”) consisting of a revolving line of credit up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company’s leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company had sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party, but has been unable to obtain a working capital credit facility in amounts to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have agreed to make short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. During 2003, the maximum amount outstanding was $424, all of which had been repaid as of December 31, 2003. The affiliate has made no commitment to continue to lend funds to the Company, and each request is considered on a case by case basis.

                There were no outstanding borrowings under the Affiliate Credit Facility at December 31, 2003 and 2002. Peak borrowings were $424 and $1,325 under the Affiliate Credit Facility during 2002 and 2001, respectively. Total interest and commitment fees paid to the affiliate were $0 and $0 respectively in 2002 and 2003, and $330 and $75 in 2001.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

7.	Long-Term Debt:

                The $225,000 of Senior Notes (the “Notes”), which were issued in 1997, were issued jointly and severally by the Company and Fiber Corp. a wholly owned subsidiary of the Company (collectively, the “Issuers”). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

The Notes contain certain restrictive covenants, including limiting the ability of the  Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, the Company was and presently is prohibited from making distributions to its members. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture, had placed $662 in a restricted account during the first quarter of 2003 only to be used in ways prescribed in the Indenture. A balance of $63 remained in the restricted account as of December 31, 2003. As of December 31, 2003, the Company was in compliance with the covenants contained in the Notes, however, the trustee under the indenture has alleged that the company has violated certain covenants and has commenced litigation as described in Note 14.

                The Company made its required interest payment, due on November 17, 2003, on its Notes during the 30 day grace period provided therefore.

8.	Members’ Equity:

Allocation of Income (Loss)

                As provided in the Company’s Operating Agreement, income and losses are allocated 99% to the IFG Holdings, LLC and  1% to the Manager.

9.	Certain Relationships and Related Party Transactions:

Manager

                The Manager manages the timber operations of the Company.

                Until September 1, 2003, the Manager did not receive any management fee or other compensation in connection with its management of the Company, but was reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the Manager in connection with the operation of the Company’s business.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amounts in thousands, except per unit amounts or otherwise noted)

                 On September 1, 2003, the Company completed a management agreement with the Manager. The new management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company’s behalf. The new management agreement, provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly. For the period September 1 through December 31, 2003, fees of $1,138 were incurred under the management agreement.

                As of December 31, 2003 and 2002, the Company had a payable to the Manager of $46 and $0, respectively. During 2003, 2002, and 2001 expenses allocated to and reimbursed by the Company totaled $2,191, $3,323, and $6,760, respectively.

Consulting Agreements

                Through June 2003, the Manager had consulting agreements with affiliates of certain  persons who were directors of the Manager during the terms of such consulting agreements, pursuant to which each such person or firm had provided consulting services to the Manager. The agreements provided for an annual retainer of $25, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 2003, 2002, and 2001 amounted to $56, $112, and $98, respectively. Such fees were reimbursed to the Manager by the Company. The consulting agreements were discontinued in July 2003.

Investments in and Transactions with Affiliates

                In October 1999, the Company made an investment in AFR, an unconsolidated affiliate. AFR, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The MLP contributed to AFR $294 of cash for 49% of AFR’s common interests (the “Common LLC Interests”). The remaining Common LLC Interests were acquired for $306 in cash by Cascade Resource Holdings Group, LLC (formerly U.S. Timberlands Holdings Group, LLC) (“Holdings Group”), a Delaware limited liability company in which John Rudey the Chairman of the Board of the Company, holds a controlling interest. The Company also acquired all of the senior preferred interests in AFR (the “Senior or Preferred LLC Interests”) for its contribution to AFR of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and  6% thereafter of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at AFR’s option for a redemption price equal to the agreed upon value of the Preferred LLC Interests, either in cash or by returning the contributed timberlands, plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, AFR’s net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the Common LLC Interests.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

                On September 14, 2001, management of AFR was taken over by American Forest Services, LLC (formerly, U.S. Timberlands Services Yakima, LLC) (“American Forest Services,”) a wholly owned subsidiary of the Manager of the Company. American Forest Services is paid a fee equal to 2% of the agreed upon valuation of the total timber and timberland assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of AFR’s earnings before interest, taxes, depletion, depreciation and amortization. Such fees charged to operations by AFR amounted to $3,033 in 2003, $2,555 in 2002 and $1,137 in 2001. The MLP and the Company granted Holdings Group an irrevocable proxy to vote its Common and Preferred LLC Interests.

                In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from AFR for $1,300. These timber cutting rights expired in June 2003.

                In December 2000, the Company sold approximately 8,000 acres of timberland located in Central Oregon to AFR for $2,900.

                During 2001, the Company contributed cutting rights and timberlands located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $18,500 and were added to the Company’s Preferred LLC Interest in AFR. Terms of the additional Preferred LLC Interest acquired are the same terms as the Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interest at its cost for the cutting rights and timberland of approximately $16,300.

                In March of 2001, the Company purchased timber cutting rights for approximately 17.2 million board feet from AFR for $4,500. These timber cutting rights expired in March 2004.

                In September 2001, the Company sold timber cutting rights for approximately 80.6 million board feet to AFR for $12,000. These timber cutting rights expire in August 2004.

                In November 2001, the Company sold timber cutting rights for approximately 44.8 million board feet to AFR for $7,000. These timber cutting rights expire in October 2004.

                In June 2002, the Company sold timber cutting rights for approximately 87.3 million board feet to AFR for $9,900. These timber cutting rights expire in May 2005.

                In August 2002, the Company purchased timber cutting rights for approximately 12.0 million board feet from AFR for $1,300. These timber cutting rights expired in August 2003.

                In November 2002, the Company sold timberland to AFR for $4,700.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

                During 2002, the Company contributed timberland located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $18,500 and were added to the Company’s Preferred LLC Interest in AFR. Terms of the additional Preferred LLC Interest acquired are the same terms as the  Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interest at its cost for the timberland of approximately $18,300.

                In addition to the preceding, in July 2002, the Company purchased timber cutting rights for approximately 5.1 million board feet from AFR Services for $500. These timber cutting rights expire in July 2005.

                During 2003, the Company contributed timberlands located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $12,900 and were added to the liquidation preference of the Company’s Preferred LLC Interest in AFR. Terms of the additional Preferred LLC Interest acquired are the same terms as the Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interests at its aggregate costs for the timberlands of approximately $11,600.

                In addition to the preceding, in May of 2003, the Company sold approximately 21,000 acres to American Forest Services, LLC (AFS) for $8,300.

                In December of 2003, the Company sold approximately 1,000 acres to American Forest Services, LLC (AFS) for $1,900.

                In December 2003, the Company sold timber cutting rights for approximately 34,965 million board feet to American Forest Services, LLC (AFS) for $4,756. These timber cutting rights expire in December 2004.

                Also, in December 2003, the Company sold seedlings to AFR for $300.

                Gross profits realized on the Company’s sales of timber cutting rights to AFR, to the extent of the Company’s ownership interest in AFR, have been eliminated and are recognized in operations upon AFR’s sale of the timber to third parties with corresponding adjustments to the carrying value of the investment in AFR. In addition, the Company’s equity in net income (loss) of affiliate has been adjusted to eliminate its share of gross profits realized by AFR on sales of timber cutting rights to the Company, until the Company sells the timber to third parties, with corresponding adjustments to the carrying value of timber and timberlands.

                All property that has been contributed for the Company’s Preferred LLC Interest in AFR has been pledged as collateral by AFR under its credit facility with its lender.

Payments to Affiliate

                See Note 6 regarding interest and commitment fees paid to an affiliate of the Manager under the Affiliate Credit Facility.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

10.	Management Incentive Plans:

Unit Option Plans

The MLP maintained a Unit Option Plan, which provided for the granting of options (the “Unit Options”) to employees and directors of the Manager who performed services for the Company. The plan permitted the grant of Unit Options covering 857,749 of the MLP’s Common Units. Unit Options granted under the MLP’s Unit Option Plan were determined by the Long-Term Incentive Plan Committee of the MLP’s Board of Directors (the “LTIP Committee”) and were granted at fair market value at the date of the grant. There were no Unit Options granted in 2001, 2002 and 2003. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units provided that the minimum quarterly distributions (as defined in the MLP Agreement) has been made. Although the performance criteria were met for the years ended December 31, 2000 and 1999, and 25% of the outstanding units of subordinated limited partnership interest of the MLP were converted into units of common limited partnership interests in February 2001, no compensation expense was recorded during such years, as the market price of the units was less than the exercise price during the years. As indicated in Note 7, distributions have been suspended and accordingly the performance criteria had not been met for the years ended December 31, 2003, 2002 and 2001.

                The following table summarizes the activity related to unit options for three years ended December 31, 2003:

	Number of Units	Weighted Average Exercise Price

Outstanding, December 31, 2000	757,627	13.75
Unit options cancelled	(70,620)	13.22

Outstanding, December 31, 2001	687,007	13.78
Unit options cancelled	(4,000)	12.69

Outstanding, December 31, 2002	683,007	13.77
Unit options cancelled	(102,000)	13.34
Unit options effectively cancelled with the Privatization Transaction	(581,007)	13.85

Outstanding, December 31, 2003	—	—

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amounts in thousands, except per unit amounts or otherwise noted)

                As of December 31, 2003, exercise prices for options outstanding were between $5.84 and $14.75 with a weighted average exercise price of $13.85 per unit. The weighted average remaining contractual life of the options was 5 years. There were no options exercisable at December 31, 2000. Options for 276,741, 170,752 and 171,752 units were exercisable at December 31, 2003, 2002 and 2001 respectively, with a weighted average exercise price of  $13.85, $13.76 and $13.78 per unit, respectively. On June 26, 2003, as part of the merger, these options were converted into the right to receive $3.00 per unit which is below even the lowest exercise price. The Company has no expectation that any of the options will be exercised, and they have effectively been cancelled.

11.	Fair Value of Financial Instruments:

                A summary of the fair value of the Company’s significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

a.	Short-term financial instruments – The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximates the carrying amounts in the financial statements due to the short maturities of such items.

b.	Long-term debt – The estimated fair value of the Company’s long-term debt was approximately $117,000 and $139,500 at December 31, 2003 and 2002, respectively, based on published market quotations.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

12.	Quarterly Results (Unaudited):

	Quarter Ended

	December 31	September 30	June 30	March 31	Total Year

2003
Revenues	$10,826	$4,746	$14,727	$6,831	$37,130
Gross profit (loss)	(629)	(553)	(455)	6	(1,631)
Net (loss)	(12,826)	(12,583)	(12,512)	(9,396)	(47,317)

2002
Revenues	$18,536	$13,323	$15,460	$2,155	$49,474
Gross profit (loss)	(1,868)	204	(1,731)	52	(3,343)
Net (loss)	(13,071)	(9,658)	(12,176)	(9,163)	(44,068)

13.	401(K) Defined Contribution Plan:

                The Manager sponsors a 401(K) defined contribution plan which covers substantially all of its full-time employees the allocable costs of which were reimbursed by the Company through August 30, 2003. The amounts which were reimbursed by the Company pursuant to the management arrangement totaled $27 in 2003, $45 in 2002 and $56 in 2001.

14.	Commitments, Contingencies and Other:

Fire Loss Risk

                In accordance with industry practice, the Company self-insures for fire loss.

Litigation

                On June 21, 2002, the Company was notified that it was named in a lawsuit filed in the State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the Manager while riding on equipment owned by the Manager. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and the coverage is limited and is being administered by the Oregon Guarantee Insurance Association. Effective April 5, 2004 this case was dismissed with prejudice.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

                On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. A hearing with respect to the Defendants’ motion to dismiss has been scheduled for late May 2004. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied. The Company and its legal counsel believe the litigation to be without merit and intends to vigorously defend itself in the lawsuit.