Form 10-K/A
period 2004-03-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2004-05-18
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

                On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a construction trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discover was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss.  In May 2004, A hearing was held with respect to defendants’ motion to dismiss.  The defendants expect a decision regarding their motion to dismiss within a few months.  Subsequent to the hearing, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied. The Company and its legal counsel believe the litigation to be without merit and intend to vigorously defend itself in the lawsuit.

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

Compensation of Directors

                Directors of the Company, other than Mr. Rudey, Ms. Hay and Ms. Tillman, currently receive annual compensation of $25,000 for their service on the Board of Directors of the Company. The Company pays $1,100 annually to the Entity Services Group, LLC for the services of each of Ms. Hay and Ms. Tillman. The independent directors of the Company’s Manager received $50,000 to $100,000 on an annual basis through June 2003. For their remuneration, the independent directors (other than Ms. Hay and Ms. Tillman) each agreed to participate in four regular meetings of the Board of Directors and four Audit Committee meeting and the non-employee director agrees to participate in four regular meetings of the Board of Directors. Each non-employee director will receive $1,250 for each additional meeting in which he or she participates. In addition, each non-employee director will be reimbursed for his or her out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by the Company for his or her actions associated with being a director to the extent permitted under Delaware law.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC) (dollar amounts in thousands unless otherwise noted)

PART IV

Item 15. Exhibits, Financial Statements, and Reports on Form 8-K

(a) (1) and (2) Financial Statements
            See “Index to Financial Statements” set forth on page F-l.

(a) (3) Exhibits

3.3	–	Third Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC
† l0.2	–	Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee
++10.12	–	Amended and Restated Operating Agreement of U.S. Timberlands Yakima, LLC (now known as American Forest Resources, LLC)
# 10.13	–	Management Agreement by and among U.S. Timberlands Klamath Falls, LLC Dated as of July 25, 2003
*21.1	–	List of Subsidiaries
31.1	–	§ 302 Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2	–	§ 302 Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1	–	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	–	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed November 13, 1997.

† Incorporated by reference to the same numbered Exhibit to the Registrant’s Current Report on Form 8-K filed January 15, 1998.

++ Incorporated by reference to the same numbered Exhibit to the Registrant’s Form10-Q filed on August 14, 2003

# Incorporated by reference to the same numbered Exhibit to the Registrant’s Form10-Q filed on November 19, 2003

(b.) Reports on Form 8-K

None.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2004.

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

/s/ John M. Rudey	Chairman, President, and	May 17, 2004
John M. Rudey	Director (Principal Executive Officer)

/s/ Thomas C. Ludlow	Vice President, Treasurer	May 17, 2004
Thomas C. Ludlow	(Principal Financial Officer)

/s/ Laurie G. Rudey	Director	May 17, 2004
Laurie G. Rudey

/s/ George R. Hornig	Director	May 17, 2004
George R. Hornig

/s/ John D. Layton	Director	May 17, 2004
John D. Layton

/s/ Mel A. Sachs	Director	May 17, 2004
Mel A. Sachs

INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in December 2003 litigation was instituted against the Company and others by the trustee under the note indenture which alleges, among other matters, that the Company violated certain provisions of the indenture governing the $225,000,000 of Senior Notes due in 2007and in May 2004, the Trustee issued a Notice of Default. As described in Note 14, the Company and its legal counsel believe the litigation to be without merit and have filed a motion to dismiss the complaint. If the trustee were to succeed on its claims, and any potential appeals therefrom, and the Company were unable to cure or obtain waivers with respect to any then outstanding events of default under the indenture, the holders of the requisite percentage of the Notes, and the trustee therefor, would then have the right to accelerate the maturity of the Notes, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner, LLP

New York, New York
January 30, 2004
With respect to Note 14
May 17, 2004

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

                The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. As more fully described In Note 14, in December 2003, the trustee under the indenture governing the Company’s $225,000 of Senior Notes, which mature in 2007. commenced litigation against the Company and others alleging, among other matters, that the Company has violated certain covenants contained in the Indenture. The Company has denied all of the allegations and made a motion to dismiss the complaint. In May 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint.  In the event the trustee prevails In the litigation. the Trustee will have the right to demand repayment and accelerate the maturity of the notes. If such event occurs, and the Company is unable to effect an amendment or a restructuring of the notes, the Company’s ability to continue as a going concern would be in substantial doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                Following is summarized financial information for AFR as of and for the years ended December 31:

	2003	2002	2001

Current assets	$754	$2,091	$5,779
Noncurrent assets, principally timber and timberlands	136,227	142,884	116,558
Investment in Inland Fiber Group, LLC	(12,272)
Current liabilities	5,886	9,811	1,883
Noncurrent liabilities - long-term debt	121,383	96,053	88,435
Redeemable preferred member interest (owned by the Company)	50,683 (2)	39,111	32,019
Common member deficiency	(53,243)
Net sales	27,624	22,018	13,574
Gross profit (loss)	580	(1,449)	3,121
Loss before equity in the Company’s loss	(9,926)	(11,225)	(5,329)

Equity in the Company’s loss(1)	(33,407)

Net Loss	$(43,333)	$(11,225)	$(5,329)

(1) Reflects (a) charges of $7,152 related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest and (b) benefit of $3,984 representing share of the Company’s net loss for 2003 attributable to 63.6% acquired interest, prior to acquisition.

(2) Represents balance at beginning of year increased by $11,572 contribution of timberlands by the Company during 2003.

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

                A summary of the fair value of the Company’s significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

a.	Short-term financial instruments – The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximates the carrying amounts in the financial statements due to the short maturities of such items.

b.	Long-term debt – The estimated fair value of the Company’s long-term debt was approximately $117,000 and $139,500 at December 31, 2003 and 2002, respectively, based on published market quotations.

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

12.	Quarterly Results (Unaudited):

	Quarter Ended

	December 31	September 30	June 30	March 31	Total Year

2003
Revenues	$10,826	$4,746	$14,727	$6,831	$37,130
Gross profit (loss)	(629)	(553)	(455)	6	(1,631)
Net (loss)	(12,587)	(12,345)	(12,274)	(10,111)	(47,317)

2002
Revenues	$18,536	$13,323	$15,460	$2,155	$49,474
Gross profit (loss)	(1,868)	204	(1,731)	52	(3,343)
Net (loss)	(13,071)	(9,658)	(12,176)	(9,163)	(44,068)

13.	401(K) Defined Contribution Plan:

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

Notes to Consolidated Financial Statements INLAND FIBER GROUP, LLC AND SUBSIDIARY (formerly U.S. Timberlands Klamath Falls, LLC)

(dollar amount s in thousands, except per unit amounts or otherwise noted)

                On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss.  In May 2004, A hearing was held with respect to defendants’ motion to dismiss.  The defendants expect a decision regarding their motion to dismiss with a few months.  On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied.  On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint.  The Company and its legal counsel believe the litigation to be without merit and intends to vigorously defend itself in the lawsuit.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members of
American Forest Resources, LLC

We have audited the accompanying balance sheets of American Forest Resources, LLC (the “Company”) (formerly known as US Timberlands Yakima, LLC) as of December 31, 2003 and 2002, and the related statements of operations, redeemable preferred member interest and common members’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Forest Resources, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in December 2003 litigation was instituted against the Company, its subsidiary, Inland Fiber Group, LLC (“IFG”) and others by the trustee under IFG’s note indenture which alleges, among other matters, that IFG violated certain provisions of the indenture governing its $225,000,000 of Senior Notes due in 2007 and in May 2004, the Trustee issued a Notice of Default.  As described in Note 10, the Company, IFG and their legal counsel believe the litigation to be without merit and have filed a motion to dismiss the complaint. If the trustee were to succeed on its claims, and any potential appeals therefrom, and IFG were unable to cure or obtain waivers with respect to any then outstanding events of default under the indenture, the holders of the requisite percentage of the Notes, and the trustee therefor, would then have the right to accelerate the maturity of the Notes. Such acceleration, were it to occur, could cause an event of default and acceleration of the maturity of the loan payable under the Company’s credit facility, if the Company is unable to cure or obtain a waiver with respect to any outstanding event of default under its credit facility. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

Eisner, LLP

New York, New York
January 30, 2004
With respect to Notes 8 and 10
May 17, 2004

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Balance Sheet
(in thousands)

	December 31,

	2003	2002

	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $20 at
December 31, 2003 and $829 at December 31, 2002)	$1,616	$1,754
Accounts receivable	832	126
Other receivables	427	81
Notes receivable	158	49
Prepaid expenses and other current assets	353	80

Total current assets	3,386	2,090

Timber and timberlands, net	246,319	124,799
Equipment, net	849	33
Restricted cash	14,146	12,791
Deposits	52	52
Interest rate cap agreement	1,030	1,142
Notes receivable, less current portion	10	32
Deferred financing costs, net	5,339	4,036

	$271,131	$144,975

LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,988	$163
Accrued interest	3,192	272
Other accrued liabilities	878	94
Current portion of long-term debt	3,370	282
Short-term notes	588
Due to affiliate	20
Customer deposits	5,000	9,000

Total current liabilities	15,036	9,811

Long-term debt (net of unamortized discount of $37,045 in 2003), less
current portion	309,338	96,053

Redeemable preferred member interest		39,111

Common members’ deficiency	(53,243)

	$271,131	$144,975

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Statements of Operations
(in thousands)

	Year Ended December 31,

	2003	2002	2001

	Consolidated
Revenues:
Log, timber deed and stumpage sales, including $4,756 (2003)
to an affiliate and $1,261 (2002) and $4,500 (2001) to preferred
member	$38,617	$20,215	$13,531
Timber and property sales, including $10,200 (2003) to an
affiliate	24,729	1,800
By-products and other	2,203	3	43

	65,549	22,018	13,574

Cost of products sold:
Cost of timber harvested	20,543	10,654	5,406
Cost of timber and property sales	24,621	1,322
Depletion, depreciation and road amortization	21,826	10,664	5,047
Fire loss		827

	66,990	23,467	10,453

Gross profit (loss)	(1,441)	(1,449)	3,121
Operating, general and administrative	11,592	4,437	3,082

Operating income (loss)	(13,033)	(5,886)	39

Interest expense and commitment fees	(27,077)	(5,172)	(4,654)
Amortization of deferred financing fees and debt discount	(7,763)	(374)	(637)
Interest income	234	160	52
Preacquisition loss of acquired interest	3,984
Other income, net	322	47	23

	(30,300)	(5,339)	(5,216)

(Loss) before cumulative effect of accounting change	(43,333)	(11,225)	(5,177)
Cumulative effect of accounting change			(152)

Net (loss)	$(43,333)	$(11,225)	$(5,329)

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Statements of Redeemable Preferred Member Interest and Common Members’ Equity (Deficiency)
(in thousands)

		Common Members Equity (Deficiency)

	Redeemable Preferred Member Interest	Common Members’ Equity (Deficiency)	Note Receivable Pacific Fiber Company, LP	Total Common Members’ Equity (Deficiency)

Balance, December 31, 2000	$20,295	$764		$764
Timberlands and related cutting rights contributed	16,289
Net loss	(4,565)	(764)		(764)

Balance, December 31, 2001	32,019	0		0
Timberlands and related cutting rights contributed	18,317
Net loss	(11,225)

Balance, December 31, 2002	39,111	0		0
Timberlands and related cutting rights contributed	10,467
Loan to finance Pacific Fiber Company, LP
privatization transaction			$(32,000)	(32,000)
Contribution by Pacific Fiber Company, LP of member
interest in IFG, LLC (owner of
approximately 99% interest in Inland Fiber Group,
LLC*) after completion of privatization transaction	(49,578)	19,898		19,898
Cash contribution by Pacific Fiber Company, LP to
Inland Fiber Group, LLC		1,238		1,238
Loan repayment Pacific Fiber Company, LP			954	954
Net loss		(43,333)		(43,333)

Balance, December 31, 2003	$0	$(22,197)	$(31,046)	$(53,243)

* Owner of the Company’s redeemable preferred member interest

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2003	2002		2001

	Consolidated

Cash flows from operating activities:
Net loss	$(43,333)		$(11,225)		$(5,329)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization and cost
of timber property sold	46,447		11,955		5,046
Fire loss			827
(Gain) loss on disposal of assets	(58)		3
Amortization of deferred financing fees and debt discount	7,764		374		637
Preacquisition loss of contributed interest	(3,984)
Accretion of discount on other long-term debt	83		96		26
Cumulative effect of accounting change					152
Fair value adjustment of interest rate cap agreement	112		831		304
Change in assets and liabilities net of effect of contribution of IFG in 2003:
Accounts receivable	322		1,602		(153)
Receivable from preferred member					1,110
Other receivables	(135)		33
Notes receivable	1,267		(81)		761
Prepaid expenses and other current assets	58		34		(219)
Accounts payable and accrued expenses	66		(1,088)		418
Advance payment from customer	(4,000)		9,000
Payable to affiliate	(241)

Net cash provided by operating activities	4,368		12,361		2,753

Cash flows from investing activities:
Acquisition of timber and timberlands	(2,805)		(15,280)		(22,282)
Deposit on seedlings			(52)
Purchase of equipment					(3)
Proceeds from sale of assets	26
Cash acquired in connection with contribution of IFG	1,460
Loan to U.S.T. Acquisitions Co.,LLC	(32,000)
Repayment of principal from U.S.T. Acquisitions Co., LLC	954

Net cash used in investing activities	(32,365)		(15,332)		(22,285)

Cash flows from financing activities:
Capital contributions	1,238
Proceeds from bank credit facility	32,600		7,900		86,500
Payments made on bank credit facility	(3,900)				(52,807)
Advances from affiliates	324
Payments of other long-term debt	(365)		(365)		(91)
Deferred financing fees	(765)		(652)		(3,871)
Restricted cash, noncurrent portion	(1,273)		(5,982)		(6,809)

Net cash provided by financing activities	27,859		901		22,922

Net (decrease) increase in cash, cash equivalents and restricted
cash	(138)		(2,070)		3,390
Cash, cash equivalents and restricted cash, beginning of year	1,754		3,824		434

Cash, cash equivalents and restricted cash, end of year	$1,616		$1,754		$3,824

Supplemental cash flow information:
Cash paid during the year for interest	$26,909		$5,334		$4,419

Non-cash investing and financing activities:
Receipt of timber cutting rights and timberlands from affiliate	$10,467		$18,317		$16,289
Interest rate cap agreement acquired for debt					$2,270
Contribution by common member of interest in IFG Holdings, LLC, net
of $1,460 cash acquired	$18,438	$		$

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

1.	Business and Significant Accounting Policies:

Business:

The accompanying financial statements include the accounts of American Forest Resources, LLC (“AFR”) (formerly, U.S. Timberlands Yakima, LLC), a Delaware limited liability company, and in 2003, after approximately 99% of its members’ interests were contributed to AFR (see Going Private Transaction below), Inland Fiber Group, LLC (“IFG”) (formerly, U.S. Timberlands Klamath Falls, LLC), a Delaware limited liability company, and IFG’s wholly owned subsidiary, Fiber Finance Corp. (“Finance Corp.”) (formerly U.S. Timberlands Finance Corp.), collectively referred to hereafter as the “Company”. Each of AFR, IFG and Finance Corp. changed names in December 2003. Finance Corp. serves as the co-obligor for IFG’s Notes (defined below). It has nominal assets and does not conduct operations. All intercompany balances and transactions after the contribution have been eliminated in consolidation.

AFR was formed in 1999 to acquire approximately 56,000 acres of timberland in Central Washington and approximately 54,000 acres of timberland in Central Oregon. The primary business activity of AFR is the growing of trees and the sale of logs and standing timber to third party wood processors and others located primarily in central Washington and central Oregon and the sale of excess land. The primary activities of IFG are the same except that its timber and customers are located principally in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications

Prior to July 2003, Pacific Fiber Company, LP, a publicly traded master limited partnership (the “MLP”) (formerly U.S. Timberlands Company, LP) owned a 99% non-managing member interest in IFG. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in IFG. Timber Resource Services, LLC (formerly known as US Timberlands Services Company, LLC) (the “Manager”) which is controlled by Cascade Resource Holdings, LLC., an entity owned by senior management, which also controls the common membership interest in AFR, manages the business of IFG and owns a 1% non-voting membership interest in IFG. The Manager also managed the business of AFR prior to September 14, 2001. Thereafter, management of AFR was taken over by American Forest Services, LLC, a wholly-owned subsidiary of the Manager. All management decisions related to the Company are made by the Manager or its subsidiary.

           Going Private Transaction:

On October 17, 2002, the MLP announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management (the “Privatization Transaction”). The group beneficially owned 36.4% of the combined outstanding limited partnership units of the MLP consisting of 16% of the common units and 98% of the subordinated units. The definitive agreement contemplated a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the MLP, pursuant to which each common limited partnership unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. In connection with the tender offer, approximately 71% of the MLP’s common units were tendered. The remaining common units held by non-affiliates not purchased in the tender offer were converted into the right to receive $3.00 per common unit in the merger, which was completed on June 26, 2003.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

1.	Business and Significant Accounting Policies: (continued)

Going Private Transaction: (continued)

Subsequent to the Privatization Transaction, the interest in IFG originally held by the MLP was transferred in a series of transactions to a newly-formed limited liability company, IFG Holdings, LLC. IFG Holdings, LLC is 100% owned by AFR, in which IFG holds a preferred LLC member interest (see Note 2). As part of this reorganization of the ownership structure of IFG, a Board of Directors was established for IFG to supervise its operations and a new management arrangement was established under which the Manager provides comprehensive timber management services to IFG pursuant to a fee-based management agreement.

Basis of Presentation:

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 10, in December 2003, the trustee under the indenture governing IFG’s $225,000 of 9 5/8% Senior Notes due 2007 (the “Indenture”), commenced litigation against AFR, IFG and others alleging, among other matters, that IFG violated certain covenants contained in the Indenture and in May 2004 the Trustee issued a Notice of Default. AFR and IFG have denied all of the allegations and made a motion to dismiss the complaint. In the event the trustee prevails in the litigation, the trustee, in combination with the required number of bondholders, will have the right to demand repayment and accelerate the maturity of the notes. Such acceleration, were it to occur, could cause an event of default and accelereation of the maturity of the loan payable under the Company’s credit facility, if the Company were unable to cure or obtain a waiver with respect to any outstanding event of default under its credit facility. These circmstances raise substantial dobut about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates:

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

Revenue Recognition:

Revenues from delivered log sales are recognized upon delivery to the customer. Revenues from timber deeds and timberland sales are generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., where the customer arranges the harvest and delivery of the logs but without being granted a deed) is recognized at the time the timber is harvested.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[1]	Business and Significant Accounting Policies: (continued)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company’s trade accounts and notes receivable are derived from sales to third party wood processors.

The Company’s three largest customers accounted for 30%, 11% and 10% of consolidated net revenues from log, timber deed and stumpage sales for the year ended December 31, 2003. AFR’s largest customers accounted for 28%, 13% and 13% of AFR’s revenues in 2002, and 20% and 12% of its revenues in 2001. The loss of or a material decrease in business from any of these customers could have a material, negative impact on the Company’s results of operations. Management does not, however, expect these relationships to be discontinued. No other single customer accounted for more than 10% of aggregate net revenues from log, stumpage and timber deed sales in those years.

Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both.

The Company periodically reviews its allowance for doubtful accounts and reserves an estimated amount for such accounts, if required. As of December 31, 2003 and 2002, no allowance for doubtful accounts was required.

Cash, Cash Equivalents and Restricted Cash:

Cash equivalents consist primarily of highly liquid investments with maturities at date of purchase of 90 days or less.

On September 14, 2001, AFR refinanced its then existing bank debt under an agreement with a new lender (see Note 7) which calls for a series of cash or letter of credit reserve accounts. The obligations under these reserve accounts were met with restricted cash totaling $14,011 and $13,620 at December 31, 2003 and 2002, respectively, of which $20 and $829 of restricted cash was available to meet the Company’s short term obligations at December 31, 2003 and 2002, respectively.

Timber and Timberlands:

Timber and timberlands are stated at cost less depletion and road amortization for timber previously harvested. The cost of the timber harvested (including amortization of logging roads) is determined based on the volume of timber harvested in relation to the estimated net merchantable inventory volume on the timberlands, primarily using separate pools for timberlands in Oregon and in Washington. The Company estimates net merchantable inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated periodically and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Company’s cash flow.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[1]	Business and Significant Accounting Policies: (continued)

Timber and Timberlands: (continued)

IFG operates and maintains a seed orchard and nursery. Costs incurred by the orchard and nursery to produce seed and seedlings utilized in the reforestation of IFG’s timberlands are capitalized to seed orchard and nursery stock in the accompanying balance sheet. A certain amount of seed and seedling stock is sold to unaffiliated customers and is reflected as a component of by-products and other revenues in the accompanying statements of operations.

Property, Plant and Equipment:

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

Deferred Financing Costs:

Deferred financing costs consist of fees and other costs incurred in connection with obtaining the related debt financing. The Company amortizes the deferred financing costs over the terms of the related debt. Deferred financing costs are presented net of accumulated amortization of $1,376 and $468 at December 31, 2003 and 2002, respectively.

Income Taxes:

AFR and IFG are limited liability companies. The companies are not liable for federal or state income taxes as their income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

Unit-Based Compensation Plans:

Prior to the Privatization Transaction, the MLP had a Unit Option Plan which provided for the granting of options to purchase common limited partnership units in the MLP to employees and directors of the Manager who performed services for IFG. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was issued in December 2002 and amended SFAS No. 123, “Accounting for Stock-Based Compensation,” IFG had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. There would have been no effect on net loss for 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[1]	Business and Significant Accounting Policies: (continued)

Unit-Based Compensation Plans: (continued)

In connection with the Privatization Transaction, each outstanding unit option granted under the Unit Option Plan was converted into an option to receive, upon exercise, including payment of the exercise price, the $3.00 per unit merger consideration. Because the exercise price for each option was greater than the merger consideration, the Company does not expect any options to be exercised in the future, and considers outstanding unit options to have been effectively cancelled.

No options were granted in 2003.

Derivatives:

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as of January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company recognized a loss of $152 as of January 1, 2001 from the cumulative effect of adoption of SFAS No. 133 to reduce the carrying value of an interest rate cap agreement to its fair value of $7.

[2]	Contribution of Member Interest in Inland Fiber Group, LLC (“IFG”):

Subsequent to the completion of the Privatization Transaction (see Note 1), 100% of the partnership interests in the MLP were held by entities controlled by senior management, as compared with a 36.4% partnership interest held prior to announcement of the transaction. The MLP, which together with one such entity owns indirectly through holding companies the entire outstanding common membership interest in AFR, contributed its 99% member interest in IFG to AFR. IFG also is the owner of AFR’s redeemable preferred member interest. The results of operations of IFG have been included in the consolidated financial statements from January 1, 2003. Losses for the period from January 1, 2003 through March 6, 2003 (the date of completion of the tender offer) attributable to the 63.6% interest acquired by senior management in the Privatization Transaction have been shown separately in the accompanying statement of operations as a reduction in the consolidated loss.

The contribution to AFR of IFG has been recorded at $19,898 which reflects the cost of $26,961 including acquisition expenses, paid by an entity controlled by senior management for the 63.6% acquired interest in the MLP, reduced by $7,063 representing the carryover basis for the 36.4% interest in the deficiency in the net assets of the MLP at December 31, 2002 attributable to an entity controlled by senior management prior to the transaction, which deficiency includes 36.4% of the cumulative losses of AFR charged to the preferred member interest. In accordance with accounting principles applicable to business combinations, the excess ($43,287) of cost over deficiency in net assets attributable to the 63.6% acquired interest in the MLP has been principally recorded as a $44,075 reduction of long-term debt based on the quoted market price of the $225,000 publicly traded notes of IFG. Such discount is being amortized by the effective yield method over the term of the debt. The following summarizes the allocation of the recorded amount of the contribution to the assets and liabilities of IFG.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[2]	Contribution of Member Interest in Inland Fiber Group, LLC (“IFG”): (continued)

($ 000)

Current assets, including cash of $1,460	$4,426
Timber and timberlands, net	156,663
Investment in redeemable preferred member interest in AFR	44,723
Property, plant and equipment	898
Restricted cash	87
Deferred financing costs	1,200
Notes receivable, less current portion	10

Total assets	208,007

Current liabilities	7,184
Long-term debt, net of discount of $44,075	180,925

Total liabilities	188,109

Net assets contributed	$19,898

[3]	Timber and Timberlands:

Timber and timberlands consisted of the following at December 31:

	2003	2002

	Consolidated

Timber and logging roads	$291,311	$113,868
Timberlands	52,897	33,137
Seed orchard and nursery stock	1,451
Water rights	119	119

	345,778	147,124
Less accumulated depletion and road amortization	99,459	22,325

	$246,319	$124,799

In November 2002, AFR agreed to sell the Ochoco timberlands, which it had acquired from IFG, to an unrelated buyer for $14,600. In connection with this sale, AFR had received a non-refundable deposit of $9,000 from the buyer of the property, which was reflected as a liability at December 31, 2002. The sale closed on November 8, 2003, at which time the $5,600 balance from the buyer was collected.

Customer deposits of $5,000 at December 31, 2003 represent an advance payment received by IFG from a customer.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[4]	Certain Timberland Transactions:

Yakima Timberlands:

On October 4, 1999, AFR acquired approximately 56,000 acres of timber and timberlands and approximately 700 acres of timber cutting rights from Boise Cascade Corporation for approximately $55,000 (the “Yakima Timberlands”). Substantially all of the purchase price was allocated to timber, timberlands and logging roads. The acquisition was financed through a credit facility obtained by AFR (see Note 7).

Acquisitions for Preferred LLC Member Interests:

On October 4, 1999, AFR issued a redeemable preferred member interest (the “Preferred LLC Interest”) (see Note 8) to its affiliate, IFG, for IFG’s contribution to AFR of approximately 54,000 acres of timberland located in Central Oregon (the “Antelope Timberlands”). AFR recorded the acquisition of timberlands (and the related Preferred LLC Interest) at IFG’s basis for the timberlands of $18,850. This contribution had an agreed upon value of $22,000.

On February 26, 2001, AFR issued a redeemable preferred member interest (see Note 8) to IFG for IFG’s contribution of approximately 80,640 MBF of timber located in Central Oregon. AFR recorded the acquisition of timber (and the related Preferred LLC Interest) at IFG’s basis for the timberlands of $10,886. This contribution had an agreed upon value of $12,000 and was added to IFG’s Preferred LLC Interest in AFR.

On June 30, 2001 AFR issued a redeemable preferred member interest (see Note 8) to IFG for IFG’s contribution of approximately 30,585 MBF of timber located in Central Oregon. AFR recorded the acquisition of timber (and the related Preferred LLC Interest) at IFG’s basis for the timberlands of $5,403. This contribution had an agreed upon value of $6,500 and was added to IFG’s Preferred LLC Interest in AFR.

On December 20, 2002, AFR issued a redeemable preferred member interest (see Note 8) to IFG for IFG’s contribution of approximately 55,000 acres of timberland located in Central Oregon (the “Camp 6” Timberlands). AFR recorded the acquisition of timberlands (and the related Preferred LLC Interest) at IFG’s basis for the timberlands of $14,363. This contribution had an agreed upon value of $14,100.

On December 20, 2002, AFR issued a redeemable preferred member interest (see Note 8) to IFG for IFG’s contribution of approximately 22,500 acres of timberlands located in Central Oregon (the “West Chemult” Timberlands). AFR recorded the acquisition of timberlands (and the related Preferred LLC Interest) at IFG’s basis for the timberlands of $3,954. This contribution had an agreed upon value of $4,400.

During the period from January 1, 2003 through March 6, 2003 (the date of completion of the tender offer), AFR issued redeemable preferred member interests (see Note 8) to IFG for IFG’s contributions of timberlands located in Central Oregon. AFR recorded the acquisitions of timberlands (and the related Preferred LLC Interest) at IFG’s basis for the timberlands of $10,546. These contributions had an agreed upon value of $12,900.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[4]	Certain Timberland Transactions: (continued)

Timber Deed Purchases from and Sales to Affiliates:

On December 29, 2000, AFR purchased approximately 8,000 acres of timberland located in Central Oregon (the “Yainax” Timberlands) from its affiliate, IFG, for $2,900. Substantially all of the purchase price was allocated to timber, timberlands and logging roads.

During 2001, AFR purchased 125,400 MBF of timber located in Central Oregon from IFG for $19,000. All of the purchase price was allocated to timber. The timber deeds expire in August and October 2004.

During June 2000, AFR sold timber cutting rights for approximately 4,200 MBF to IFG for $1,300. Those cutting rights expired in June 2003.

During March 2001, AFR sold timber cutting rights for approximately 17,200 MBF to IFG for $4,500. These cutting rights expired in March 2004.

On April 30, 2002, AFR sold timber cutting rights for approximately 5,100 MBF to an affiliate, U.S. Timberlands Services Yakima, LLC (now known as American Forest Services, LLC) for $516. Those cutting rights expire in March 2005.

On June 12, 2002, AFR purchased approximately 87,300 MBF of timber located in Central Oregon from IFG for $9,900. All of the purchase price was allocated to timber.

On November 13, 2002, AFR purchased the underlying approximately 45,000 acres of timberland located in Central Oregon (the “Ochoco” Timberlands) from IFG for $4,700. Substantially all of the purchase price was allocated to timberlands and logging roads.

On August 30, 2002, AFR sold timber cutting rights for 12,000 MBF to IFG for $1,261. Those cutting rights expired in August 2003.

In May 2003, IFG sold approximately 21,000 acres of timberland to American Forest Services, LLC (“AFS”) for $8,300.

In December 2003, IFG sold approximately 1,000 acres of timberland to AFS for $1,900.

In December 2003, IFG sold timber cutting rights for approximately 34,965 MBF to AFS for $4,756. These timber cutting rights expire in December 2004.

[5]	Equipment:

Equipment consisted of the following at December 31:

	2003	2002

	Consolidated

Equipment	$1,206	$82
Less accumulated depreciation	357	49

	$849	$33

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[6]	Interest Rate Cap Agreement:

In September 2001, AFR entered into an interest rate cap agreement, which expires in September 2013, and which will provide AFR with interest rate protection should the interest rate payable on its long-term debt incurred in 2001 (see Note 7) exceed 8% per annum. The agreement was purchased for $2,270, payable in varying monthly amounts through September 2013. The agreement is carried at fair value at the end of each financial reporting period, and changes in its value are recorded currently in income. Should interest rates on AFR’s long term debt exceed 8% per annum, the cap agreement will become effective as a cash flow hedge and periodic changes in its value related to remaining future interest payments will be recorded in other comprehensive income. AFR had entered into an earlier interest rate cap agreement during 2000 which expired during 2001. Interest expense and commitment fees include $196 (2003), $940 (2002) and $304 (2001) related to interest rate caps.

[7]	Long-Term Debt:

Long-term debt at December 31 consists of:

	2003	2002

	Consolidated

Notes payable under AFR Refinancing Facility	$123,100	$94,400
IFG Senior Notes, 9-5/8%, due November 15, 2007;
principal amount $225,000, less discount of
$ 37,045	187,955
Other long-term debt	1,653	1,935

	312,708	96,335
Less current maturities	(3,370)	(282)

	$309,338	$96,053

AFR Credit Facility:

At December 31, 2000, AFR had a bank credit facility with the Bank of Montreal (the “Bank”), consisting of a revolving bank line of credit (“Line of Credit”) and a term credit facility (“Term Note”), collectively referred to hereafter as the “Credit Facility.” The Credit Facility was obtained in 1999 by AFR to facilitate the acquisition of the Yakima Timberlands (see Note 4). The Line of Credit provided for borrowings of up to $2.0 million and the Term Note was for $58.0 million. The Credit Facility was collateralized by all of AFR’s assets. The Credit Facility agreement provided for floating rate interest at either (a) the LIBOR plus applicable margin; or (b) the Bank’s prime rate plus applicable margin. Under the terms of the Credit Facility, the borrowing base was based upon eligible receivables and merchantable timber. The term of the Credit Facility was through September 30, 2002.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[7]	Long-Term Debt: (continued)

AFR Credit Facility: (continued)

On September 14, 2001, AFR repaid the Credit Facility with proceeds of a replacement credit facility with BNY Midwest Trust Company as Trustee and MBIA Insurance Corporation as Insurer (the “Refinancing Facility”). The Refinancing Facility provides for borrowings of up to a maximum of $127,000 for a term of 12 years. The Refinancing Facility is collateralized by all of AFR’s assets, which had a book value of approximately $137,000 at December 31, 2003. The Refinancing Facility indenture provides for floating rate note interest at the applicable commercial paper funding cost of AFR plus applicable margin (0.60% at December 31, 2003, 2002 and 2001). At December 31, 2003 and 2002, the effective rate was 1.79% and 2.23%, respectively. At December 31, 2003 and 2002, $123,100 and $94,400 respectively was outstanding in borrowings under the Refinancing Facility.

Under the terms of the Refinancing Facility, the borrowing base is equal to 75% of the sum of eligible receivables and total timber and timberland value as determined by AFR and reviewed by an approved independent consultant on a quarterly basis. The borrowing base recalculation triggers a pay down of all borrowings under the Refinancing Facility in excess of the borrowing base. The Refinancing Facility requires payment of interest only through September 14, 2004, and then requires principal amortization in equal monthly installments for the next 108 months. Under certain circumstances, the commencement of the amortization period may be extended for one year.

The Refinancing Facility contains certain restrictive covenants, including limits on the ability of AFR to make capital expenditures, make cash distributions (including the Preferred LLC Interest guaranteed return), incur liens, incur additional indebtedness and to make loans and investments. In addition, the Refinancing Facility contains certain financial covenants. AFR was in compliance with these covenants at December 31, 2003.

The Refinancing Facility also requires the establishment and maintenance of a series of restricted cash accounts controlled by the indenture trustee, into which substantially all of AFR’s cash collections are required to be deposited. A portion of these funds is then released to AFR to pay debt service and operating expenses as provided for in the indenture, and a portion is allocated to the various long-term restricted cash accounts required by the indenture agreement. The Company estimates that amounts, if any, required to be added to long-term restricted cash during 2004 pursuant to indenture provisions will not be significant.

IFG Senior Notes:

In 1997, IFG and Finance Corp., a wholly owned subsidiary of IFG (collectively, the “Issuers”), jointly and severally issued $225,000 of 9 5/8% Senior Notes due 2007(the “Notes”). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9 5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[7]	Long-Term Debt: (continued)

IFG Senior Notes: (continued)

The Notes contain certain restrictive covenants, including limiting the ability of IFG and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, IFG was and presently is prohibited from making distributions to its members. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, IFG exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture, had placed $662 in a restricted account during the first quarter of 2003 only to be used in ways prescribed in the Indenture. A balance of $63 remained in the restricted account as of December 31, 2003. As of December 31, 2003, IFG was in compliance with the covenants contained in the Notes, however, the trustee under the indenture has alleged that IFG has violated certain covenants and has commenced litigation as described in note 10.

IFG made its required interest payment, due on November 17, 2003, on its Notes during the 30 day grace period provided for in the Indenture.

Other Long-Term Debt:

Other long-term debt consists of amounts payable to a financial institution for the purchase in September 2001 of an interest rate cap agreement (See Note 6). Payments are due monthly starting in October 2001 at the rate of $30 per month for 36 months, and thereafter at varying monthly amounts through September 2013. Each payment includes interest imputed at an effective rate of 4.7% per annum. The aggregate amount of payments due under this agreement at December 31, 2003 and 2002 was $1,915 and $2,280 respectively, before the discounts for imputed interest of $262 and $345, respectively.

Maturities of Long-Term Debt:

At December 31, 2003, payments of long-term debt are due as follows:

2004	$3,370
2005	12,586
2006	12,558
2007	237,529
2008	12,498
Thereafter	71,212

$349,753

As a result of purchase accounting adjustments resulting from the Privatization Transaction more fully described in Note 2, the $225,000 principal amount of the IFG Notes outstanding has been reduced for financial reporting purposes by $44,075, which amount is being accreted over the remaining term of the notes by charges to operations. Through December 31, 2003, accretion totaled $7,030.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[8]	Common Members’ Interest and Redeemable Preferred LLC Interest:

Common Interests:

Concurrent with the acquisition of the Yakima Timberlands (see Note 4), Cascade Resource Holdings Group, LLC and the MLP contributed $306 and $294, respectively, for common member interests of 51% and 49%, respectively, (the “Common Interests”) in AFR.

As a result of the refinancing transaction entered into by AFR in September 2001, the Common Interests in AFR are now held through a holding company, AFR Holdings II, LLC.

As provided in IFG’s Operating Agreement, income and losses are allocated 99% to IFG Holdings, LLC and 1% to the Manager.

Preferred LLC Interest:

Concurrent with the acquisition of the Yakima Timberlands, IFG contributed the Antelope Timberlands having an agreed upon value of $22.0 million for Preferred LLC Interests in AFR.

At December 31, 2003 and 2002, as a result of contributions of timber cutting rights and additional timberlands by IFG to AFR, the agreed upon value of the Preferred LLC Interest aggregated $72,900 and $59,900 respectively (see Note 4). Terms of the Preferred LLC Interest include a cumulative annual guaranteed return of 5% of the agreed upon value through December 31, 2001 and 6% thereafter. Subject to the applicable law and the terms of any loan agreement then in effect, the Preferred LLC Interest is redeemable in whole or in part at AFR’s option while its long-term debt is outstanding and for one year and one day thereafter, and at the preferred member’s option thereafter, in each case, for a redemption price equal to the agreed upon value of the Preferred LLC Interest, payable either in cash or in timberlands, plus any portion of the guaranteed return not yet paid by the Company prior to the redemption date. As of December 31, 2003, the unpaid cumulative guaranteed return amounted to $9,715. The guaranteed return for 2003, 2002 and 2001 has not been recorded by AFR due to the absence of allocable net income for such years. No payments of the return have been made.

The 2003 financial statements reflect the consolidation of the accounts of AFR with IFG and the resultant elimination of the Preferred LLC Interest in consolidation.

Allocation of Income (Loss):

As provided by AFR’s operating agreement, income attributable to the Common Interests is generally allocated according to the percentage ownership of the outstanding Common Interests. However, through December 31, 2002, net losses exceeding the account balances of the Common Interest, were allocated to the Preferred LLC Interest.

Note Receivable from Pacific Fiber Company, LP:

During 2003, AFR increased its outstanding loans under its Refinancing Facility by $32,000, and loaned such amount to the MLP, (successor to US Timberlands Acquisition Company LLC) to finance the Privatization Transaction. The loan receivable from the MLP bears interest at LIBOR plus 1 ½% per annum, and is due September 14, 2004 or such later date that AFR and the MLP may agree. Because the MLP’s principal asset is its indirect investment through holding companies in the common member’s interest in AFR, and has no source of funds other than AFR with which to repay this loan, AFR has reflected the loan receivable as a deduction from members’ equity, and is not accruing interest receivable on this loan.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

Payments of principal and interest, if any, which are received by AFR, will be credited to members’ equity as received. Payments of $954 and $2,590 were received in December 2003 and May 2004, respectively and were reflected as reductions of the note receivable.

[9]	Fair Value of Financial Instruments:

A summary of the fair value of the Company’s financial instruments and the methods and significant assumptions used to estimate these values is presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

Short-term financial instruments:

The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximate their carrying amounts in the financial statements due to the short maturities of such items.

Long-term debt:

The estimated fair value of AFR’s long-term debt approximates the carrying value of $123,100 and $94,400 at December 31, 2003 and 2002, respectively, given the nature of the debt and because it is tied to major interest rate indexes.

The estimated fair value of IFG’s long-term debt was approximately $117,000 and $139,500 at December 31, 2003 and 2002, respectively, based on published market quotations.

The estimated fair value of AFR’s long-term debt to a financial institution in connection with the purchase of an interest rate cap agreement was approximately $1,696 and $2,014 at December 31, 2003 and 2002, respectively, based on quotations from such institution.

[10]   Commitments and Contingencies:

Lease Agreement:

IFG and AFR lease office facilities under non-cancelable operating leases expiring in October 2004. Other office facilities are leased from a related party under a non-cancelable lease expiring in 2024. Rent expense was $31, $35 and $27 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum payments required under the lease agreements are:

2004	$39
2005	24
2006	24
2007	24
2008	24
Thereafter	499

Total minimum lease commitments	$634

Log Supply Agreement:

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

Concurrently with the acquisition of the Yakima Timberlands, AFR entered into a log supply agreement with Boise Cascade Corporation (“Boise”) to supply a volume of approximately 11 million board feet (“MMBF”), 25 MMBF, 25 MMBF, 9 MMBF, and 9 MMBF in 1999, 2000, 2001, 2002, and 2003, respectively, of merchantable timber to Boise at market prices. The term of the agreement was through November 2003 and it was not renewed.

Fire Loss:

In accordance with industry practice, the Company self-insures for fire loss.

Affiliate Credit Facility:

IFG had a credit facility with an affiliate of the Manager (the “Affiliate Credit Facility”) consisting of a revolving line of credit up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on IFG’s leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. IFG had sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party, but has been unable to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. While IFG continues to seek a credit facility from an unaffiliated source, affiliated lenders have agreed to make short term advances to IFG, payable on demand to the affiliates, at an annual interest rate of 10%. During 2003, the maximum amount outstanding was $424, all of which had been repaid as of December 31, 2003. There were no interest or commitment fees paid to the affiliate in 2003. The affiliate has made no commitment to continue to lend funds to IFG, and each request is considered on a case by case basis.

Litigation:

AFR is involved in legal proceedings and claims arising in the normal course of business. In the opinion of management, the outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s results of operations and financial position.

On June 21, 2002, IFG was notified that it was named in a lawsuit filed in the State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the Manager while riding on equipment owned by the Manager. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and the coverage is limited and is being administered by the Oregon Guarantee Insurance Association. Effective April 5, 2004, this case was dismissed with prejudice.

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against IFG, Finance Corp., the Manager, AFR, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that IFG violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of IFG violated their fiduciary duty to IFG and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that IFG has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a construction trust on the assets transferred by IFG to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, IFG agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to defendants’ motion to dismiss. The defendants expect a decision regarding their motion to dismiss within a few months. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Company and its legal counsel believe the litigation to be without merit and intends to vigorously defend itself in the lawsuit.

[11]	Related Party Transactions:

AFR Transactions:

Prior to September 14, 2001, the Manager received reimbursement for reasonable and necessary direct and indirect expenses related to managing AFR in addition to a fee (the “Manager’s Fee”) of 2% of AFR’s EBITDDA (as defined in AFR’s operating agreement). Under agreements then in effect, there was an annual cap of $750 on the total payments to the Manager including the Manager’s Fee. On September 14, 2001, management of AFR was taken over by American Forest Services, LLC (“AF Services”), a wholly owned subsidiary of the Manager, which is paid a flat fee for management services equal to 2% of the agreed upon total timber and timberland asset valuation annually. Management fee expense charged to operations for the years ended December 31, 2003, 2002 and 2001 amounted to $3,033, $2,555 and $1,137, including in 2001, $298 applicable to the year 2000 which had previously been waived. Reimbursed expenses totaled $192 in 2003, $205 in 2002 and $866 in 2001.

In July 2000, AFR entered into a Road Upgrade Agreement with Cascade Resource Holdings Group, LLC, which controls the common membership interest in AFR, whereby Cascade Resource Holdings Group, LLC is responsible for paying the costs of all road construction, reconstruction, improvements, upgrades, new or repaired bridges, culverts, fords and other stream-crossing structures on the Yakima Timberlands. Cascade Resource Holdings Group, LLC charges a quarterly fee to the Company for use of the roads that have been built or upgraded per the agreement. There were no road use fees for 2003, 2002 or 2001. In September 2001, AFR purchased road improvements from Cascade Resource Holdings Group, LLC for $1,750.

See Note 4 for timber deed purchases from and sales to, and other timberlands transactions with IFG.

IFG Transactions:

Until September 1, 2003, the Manager did not receive any management fee or other compensation in connection with its management of IFG, but was reimbursed for all direct and indirect expenses incurred on behalf of IFG (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to IFG or otherwise reasonably incurred by the Manager in connection with the operation of IFG’s business.

On September 1, 2003, IFG entered into a management agreement with the Manager. The new management agreement replaced the prior arrangement under which IFG reimbursed the Manager for expenses incurred on IFG’s behalf. The new management agreement provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly. For the period September 1 through December 31, 2003, fees of $1,138 were incurred under the management agreement.

As of December 31, 2003, IFG had a payable to the Manager of $46. During 2003, expenses allocated to and reimbursed by IFG totaled $2,191.

See note 4 for timber deed and other timberland transactions with AFS.

AMERICAN FOREST RESOURCES, LLC
(formerly U.S. Timberlands Yakima, LLC)

Notes to the Financial Statements
December 31, 2003 and 2002
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

[11]   Related Party Transactions:  (continued)

Consulting Agreements:

Through June 2003, the Manager had consulting agreements with affiliates of certain persons who were directors of the Manager during the terms of such consulting agreements, pursuant to which each such person or firm had provided consulting services to the Manager. The agreements provided for an annual retainer of $25, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 2003 amounted to $56. Such fees were reimbursed to the Manager by IFG. The consulting agreements were discontinued in July 2003.

EXHIBIT INDEX

3.3	–	Third Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC
† l0.2	–	Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee
++10.12	–	Amended and Restated Operating Agreement of U.S. Timberlands Yakima, LLC (now known as American Forest Resources, LLC)
# 10.13	–	Management Agreement by and among U.S. Timberlands Klamath Falls, LLC Dated as of July 25, 2003
*21.1	–	List of Subsidiaries
31.1	–	§ 302 Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2	–	§ 302 Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1	–	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	–	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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