Form 10-Q
period 2004-03-31
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2004-05-24
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No ☒

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (Unaudited)

			Form 10-Q

			Table of Contents

Part I.			Financial Information	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	1

Item	1	.	Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	2

Item	1	.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	3

Item	1	.	Notes to Condensed Consolidated Financial Statements	4

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item	4	.	Controls and Procedures	13

Part II.			Other Information	14

Item	1		Legal Proceedings	14

Item	2	.	Changes in Securities and Use of Proceeds	15

Item	3	.	Defaults Upon Senior Securities	15

Item	4	.	Submission of Matters to a Vote of Security Holders	15

Item	5	.	Other Information	15

Item	6	.	Exhibits and Reports on Form 8-K	16

INLAND FIBER GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

INLAND FIBER GROUP, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

INLAND FIBER GROUP, LLC

CONDENSED CONSOLIDATED CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)
Notes to Condensed Consolidated Financial Statements
(In thousands, except as otherwise indicated)

1. Business and Basis of Presentation

Business

The unaudited condensed consolidated financial statements include the accounts of Inland Fiber Group, LLC ("IFG"), a Delaware limited liability company, and its wholly owed subsidiary, Fiber Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Fiber Finance Corp. serves as the co-obligor for IFG's 9-5/8% Senior Notes due 2007 (the "Notes"). Finance Corp has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation.

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

Prior to July 2003, Pacific Fiber Company, LP, a master limited partnership (the "MLP") (formerly U.S. Timberlands Company, L.P.), owned a 99% non-managing member interest in the Company. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in the Company. Timber Resource Services, LLC (formerly known as U.S. Timberlands Services Company, LLC, the "Manager") manages the business of the Company and owns a 1% non-voting membership interest in the Company.

On October 17, 2002, the MLP announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management (the "Privatization Transaction"). The group beneficially owned 36.4% of the combined outstanding limited partnership units of the MLP consisting of 16% of the common units and 98% of the subordinated units. The definitive agreement contemplated a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the MLP, pursuant to which each common limited partnership unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. In connection with the tender offer, approximately 71% of the MLP's common units were tendered. The remaining common units held by non-affiliates not purchased in the tender offer were converted into the right to receive $3.00 per common unit in the merger which was completed on June 26, 2003.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

Subsequent to the Privatization Transaction, the 99% interest in the Company held by the MLP was transferred in a series of transactions to a newly-formed limited liability company, IFG Holdings, LLC. IFG Holdings, LLC is wholly owned by American Forest Resources, LLC ("AFR") (formerly known as US Timberlands Yakima, LLC), in which the Company holds a preferred equity interest. As part of this reorganization of the ownership structure of the Company, a Board of Directors was elected for the Company to supervise its operations and a new management arrangement was established under which the Manager, whose interest was converted into a 1% nonvoting interest in the Company, provides comprehensive timber management services to the Company pursuant to a fee-based management agreement.

As a result of the Privatization Transaction described above, the Company is an indirect 99% owned subsidiary of AFR.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such period.

The accompanying condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. In December 2003, the trustee under the indenture ("the Indenture") governing the Company's $225,000 of 9.5% Senior Notes, which mature in 2007 commenced litigation against the Company and others alleging, among other matters, that the Company has violated certain covenants contained in the Indenture. The Company has denied all of the allegations and made a motion to dismiss the complaint. In May 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. In the event the trustee prevails in the litigation the Trustee will have the right to demand repayment and accelerate the maturity of the notes. If such event occurs, and the Company is unable to effect an amendment or a restructuring of the notes, the Company's ability to continue as a going concern would be in substantial doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company and its legal counsel believe the litigation, as well as the Notice of Default, to be without merit and the Company intends to vigorously defend itself in the lawsuit (See Note 6 for a further discussion of the Litigation).

5

INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

3. Investment in Affiliate

Since October 1999, the Company has owned a redeemable preferred membership interest ("Preferred LLC Interest") in AFR, an affiliate accounted for under the equity method. As described in Note 1 to the Financial Statements, in 2003 the Company became an indirect subsidiary of AFR as a result of a series of transactions culminating in the contribution to a subsidiary of AFR of the 99% non-managing member's interest in the Company previously owned by the MLP.

The following summarized unaudited financial information for AFR is presented on an AFR standalone basis without consolidation of the Company's results of operations to avoid duplication, which would otherwise occur. The results of AFR presented below reflect purchase accounting relating to the Privatization Transaction for periods subsequent to March 6, 2003.

(1) Reflects (a) charges of $2,221 and $715, respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest and (b) benefit of $3,984 representing share of the Comapny's net loss for 2003 attributable to 63.6% acquired interest, prior to acquisition.

4. Short-Term Debt

The Company had a credit facility with an affiliate of the Manager (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 which expired, by its terms, at the end of April 2002. The Company has sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party but has been unable to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short-term advances to the Company, payable on demand, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case-by-case basis.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

5. Unit-based Compensation Plans

Prior to the Privatization Transaction the MLP had a Unit Option Plan, which permitted the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. There would have been no effect on net loss for the three month periods ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

6. Litigation

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant's motion to dismiss was denied. In May 2004, a hearing was held with respect to defendants' motion to dismiss. The defendants expect a decision regarding their motion to dismiss within a few months. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Company and its legal counsel believe the litigation, as well as, the Notice of Default to be without merit and the Company intends to vigorously defend itself in the lawsuit.

      INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)
Notes to Condensed Consolidated Financial Statements (concluded)
(In thousands, except as otherwise indicated)

7. Long Term Debt

     The Company's long term debt consists of $225,000 of 9 5/8% Senior Notes (the "Notes") due 2007, which were issued jointly and severally by the Company and Finance Corp., a wholly owned subsidiary of the Company (collectively, the "Issuers"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

     The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, the Company was and presently is prohibited from making distributions to its members. Although the Company believes it was and is in compliance with the covenants contained in the Notes, the trustee under the indenture has alleged that the company has violated certain covenants and has commenced litigation and also issued a notice of default, alleging issues already covered in its complaint as described in Note 6.

8. Management Agreement

     Effective September 1, 2003, the Company entered into a new management agreement with the Manager. The management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company's behalf. The management agreement provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly.  In addition, the Company established its own Board of Directors to supervise the management of the Company.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

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

Application of Critical Accounting Policies

Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2004.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company's merchantable timber. These determinations are made periodically in the ordinary course of accounting.

Overview

The Company's principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors and related party purchasers as well as the sale of excess timberland. These logs and by-products are processed for sale as lumber, molding products, doors, mill work, commodity, specialty and overlaid plywood products, laminated veneer lumber, engineered wood I-beams, particleboard, hardboard, paper and other wood products. These products are used in residential, commercial and industrial construction, home remodeling and repair, general industrial applications and a variety of paper products. The results of the Company's operations and its ability to pay distributions to its members depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for timber logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. The Company is currently not permitted to make any distributions to members (see Financial Condition and Liquidity).

INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

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

Current Market Conditions

First quarter 2004 prices for finished wood products (e.g. lumber, plywood and engineered wood products) were higher than the fourth quarter 2003. Prices continued to rise during the quarter for both panels and lumber products.

Delivered log prices for Douglas Fir remained flat during the first quarter 2004 due to a long term delivered log agreement. Prices for veneer logs improved, as did Ponderosa Pine saw log prices. Incense Cedar prices remained flat and did not change from fourth quarter 2003 prices.

Results of Operations

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Revenues

Revenues for the quarter ended March 31, 2004 were $2.6 million, a decrease of $4.2 million or 62% from revenues of $6.8 million for the same period in 2003. The decrease in revenues during the first quarter of 2004 was caused by lower log sales volume and lower timber deed sales which were a direct result of weather related slowdowns.

Timber deed sales for the first quarter of 2004 were $0.2 million on volume of 1.2 million board feet ("MMBF"), a decrease of $0.5 million as compared to the same period in 2003, when timber deed sales were $0.7 million on 2.9 MMBF. The average timber deed price was $158 per thousand board feet ("MBF") during the first quarter of 2004, as compared to $236 per MBF for the same period in 2003.

Log sales for the quarter ended March 31, 2004 were $2.2 million on volume of 6.9 MMBF, a decrease of $3.1 million as compared to the same period in 2003 when log sales were $5.3 million on 17.1 MMBF. The average sales price was $317 per MBF for the first quarter of 2004, as compared to an average $313 per MBF for the same period in 2003. The increase in log prices reflects a general increase in the market.

In addition, property sales for the 2004 first quarter were $0.0 million, as compared to $0.6 million for the same period in 2003.

Gross Profit

The Company had a gross loss of $0.2 million in the first quarter of 2004 as compared to a gross profit of $0.0 million for the same period in 2003. As a percentage of sales, the gross loss was 7% as compared to a gross profit percentage of 0% in the first quarter of 2003. The gross profit (loss) percentage in 2004 was adversely impacted compared to 2003 by higher contracted log and haul costs on a per MBF basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.5 million from $1.7 million in the first quarter of 2003 to $2.2 million in the first quarter of 2004. The increase was attributable to increased management company fees offset by overall lower costs.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $4.9 million for the first quarter of 2004. This amount reflects the Company's share of the net loss of an affiliate (AFR) accounted for under the equity method. This compares to equity in net loss of affiliate of $2.9 million in the first quarter of 2003.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

Financial Condition and Liquidity

Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2004 were $1.2 million, as compared to cash provided by operating activities of $1.1 million during the same period in 2003. The $2.3 million decrease is primarily due to the Company's decrease in sales revenue in comparison to the same period in 2003.

Investing Activities

Cash flows used in investing activities were $0.1 million during the first three months of 2004 and 2003.

Financing Activities

The Company had a credit agreement with an affiliate of the Managing Member (the "Affiliate Credit Facility"), which allowed the Company to borrow up to $12.0 million. The Credit Facility expired, by its terms, on April 30, 2002. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short-term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case-by-case basis.

The agreement governing the Company's 9-5/8% Senior Notes due 2007 (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of March 31, 2004, the Company was in compliance with the covenants contained in the Notes. As of March 31, 2004, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

Through the first three months of 2004, the Company funded its investing activities and met its cash requirements for debt service from operations and cash on hand.

Cash required to meet the Company's debt service will be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short-term cash needs.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant's motion to dismiss was denied. In May 2004, a hearing was held with respect to defendants' motion to dismiss. The defendants expect a decision regarding their motion to dismiss within a few months. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Company and its legal counsel believe the litigation, as well as the Notice of Default, to be without merit and the Company intends to vigorously defend itself in the lawsuit.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management maintains an adequate system of disclosure controls and procedures to promote the timely identification and reporting of material, relevant information. The Company's President and Chief Executive Officer and its Vice President and Chief Financial Officer meet regularly with members of senior management of the Manager to discuss significant transactions and events affecting the Company's operations and consider whether topics discussed represent information that should be disclosed under the rules of the SEC. The Company established a Board of Directors in July 2003 and it includes an Audit Committee. The Audit Committee reviews all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Company's external auditors and meets with those auditors.

The Company's President and Chief Executive Officer and its Vice President and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

     As of the end of the period covered by this quarterly report, the Company's principal executive officer and principal financial officer completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modifications. Since the completion of that evaluation, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to defendants' motion to dismiss. The defendants expect a decision regarding their motion to dismiss within a few months. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant's motion to dismiss was denied. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Company and its legal counsel believe the litigation, as well as the Notice of Default to be without merit and the Company intends to vigorously defend itself in the lawsuit.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As noted above in Part II, Item 1, the trustee under the Indenture has alleged that the Company is in default under the Indenture as a result of its violation of certain provisions of the Notes. The Company denies the allegations and believes it is in compliance with the covenants under the Indenture in all material respects.

ITEMS 2, 4, AND 5 OF PART II
Are not applicable and have been omitted.

     INLAND FIBER GROUP, LLC
(formerly U.S. Timberlands Klamath Falls, LLC)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

	31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

	32.1	Sarbanes-Oxley Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Sarbanes-Oxley Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 24, 2004	INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow

Thomas C. Ludlow
Vice President and Treasurer
(Principal Financial Officer)

