Form 10-Q
period 2004-06-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2004-08-06
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:	1-13573-01
1-13573

INLAND FIBER GROUP, LLC
FIBER FINANCE CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1217136
DELAWARE	91-1851612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Highway 66 Klamath Falls, OR 97601	97601
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:    541-884-2240

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

Yes  ☐                 No ☒

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (Unaudited)

			Form 10-Q

			Table of Contents

Part	I	.	Financial Information	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003	1

Item	1	.	Condensed Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003	2

Item	1	.	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3

Item	1	.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	4

Item	1	.	Notes to Condensed Consolidated Financial Statements	5

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item	4	.	Controls and Procedures	16

Part	II	.	OTHER INFORMATION

Item	1		Legal Proceedings	16

Item	2	.	Changes in Securities and Use of Proceeds	17

Item	3	.	Defaults Upon Senior Securities	17

Item	4	.	Submission of Matters to a Vote of Security Holders	17

Item	5	.	Other Information	17

Item	6	.	Exhibits and Reports on Form 8-K	18

INLAND FIBER GROUP, LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three MonthsEnded June 30,
	2004	2003

Revenues (including $345 (2004) and $8,300 (2003) to affiliates)	$16,494	$14,727
Cost of timber harvested	(2,918)	(3,104)
Depletion, depreciation and road amortization	(4,856)	(3,438)
Cost of timber and property sales	(9,915)	(8,640)

Gross loss	(1,195)	(455)

Selling, general and administrative expenses	(2,046)	(1,382)
Equity in net loss of affiliate	(4,356)	(4,906)

Operating loss	(7,597)	(6,743)

Interest expense	(5,385)	(5,399)
Amortization of deferred financing fees	(168)	(169)
Other income, net	30	37

Net loss	$(13,120)	$(12,274)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003

Revenues (including $345 (2004) and $8,300 (2003) to affiliates)	$19,079	$21,558
Cost of timber harvested	(4,520)	(6,572)
Depletion, depreciation and road amortization	(6,002)	(6,321)
Cost of timber and property sales	(9,944)	(9,114)

Gross loss	(1,387)	(449)

Selling, general and administrative expenses	(4,220)	(3,039)
Equity in net loss of affiliate	(9,274)	(7,849)

Operating loss	(14,881)	(11,337)

Interest expense	(10,800)	(10,784)
Amortization of deferred financing fees	(337)	(338)
Other income, net	68	74

Net loss	$(25,950)	$(22,385)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	June 30,	December 31,
	2004	2003

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$597	$1,447
Accounts receivable	616	530
Other receivables	658	332
Notes receivable	788	103
Prepaid expenses and other current assets	104	220

Total current assets	2,763	2,632

Timber and timberlands, net	113,375	129,002
Investment in affiliates	24,139	33,414
Property, plant and equipment, net	802	833
Notes receivable, less current portion	10	10
Restricted cash	155	154
Deferred financing fees, net	2,286	2,623

Total assets	$143,530	$168,668

LIABILITIES AND MEMBERS' EQUITY/(DEFICIENCY)
Current liabilities:
Accounts payable	1,509	525
Accrued liabilities	1,593	511
Accrued bond interest	2,722	2,830
Customer deposit	3,991	5,000
Payable to managing member and affiliates	147	284

Total current liabilities	9,962	9,150

Long-term debt	225,000	225,000

Members' deficiency
Managing member's interest	(936)	(674)
Nonmanaging members' interest	(90,496)	(64,808)

Total members' deficiency	(91,432)	(65,482)
		`

Total liabilities and members' deficiency	$143,530	$168,668

*	Derived from audited Consolidated Balance Sheet as of December 31, 2003 See notes to unaudited condensed consolidated financial statements

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(185)	$647

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(663)	(1,619)
Sale (purchase) of property, plant and equipment - net	(2)	8

Net cash used in investing activities	(665)	(1,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution		1,238

Net cash used in financing activities		1,238

Increase (decrease) in cash and cash equivalents	(850)	274
Cash and cash equivalents - beginning of period	1,447	965

Cash and cash equivalents - end of period	$597	$1,239

Noncash activities:
Contribution of timberlands for investment in affiliate	$—	$11,572

Supplemental cash flow information:
Cash paid for interest expense	$10,908	$10,829

See notes to unaudited condensed consolidated financial statements

    INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(In thousands, except as otherwise indicated)

1. Business and Basis of Presentation

Business

The unaudited condensed consolidated financial statements include the accounts of Inland Fiber Group, LLC (“IFG”), a Delaware limited liability company, and its wholly owned subsidiary, Fiber Finance Corp. (“Finance Corp.”), collectively referred to hereafter as the Company. Fiber Finance Corp. serves as the co-obligor for IFG’s 9-5/8% Senior Notes due 2007 (the “Notes”). Finance Corp has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation.

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

Subsequent to the Privatization Transaction, the 99% interest in the Company held by the MLP was transferred in a series of transactions to a newly-formed limited liability company, IFG Holdings, LLC. IFG Holdings, LLC is wholly owned by American Forest Resources, LLC (“AFR”) (formerly known as US Timberlands Yakima, LLC), in which the Company holds a preferred equity interest. As part of this reorganization of the ownership structure of the

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

Company, a Board of Directors was elected for the Company to supervise its operations and a new management arrangement was established under which the Manager, whose interest was converted into a 1% non-voting interest in the Company, provides comprehensive timber management services to the Company pursuant to a fee-based management agreement.

As a result of the Privatization Transaction described above, the Company is an indirect 99% owned subsidiary of AFR.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. Operating results for the quarter and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such periods.

The accompanying condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. In December 2003, the trustee under the indenture (the “Indenture”) governing the Company’s $225,000 of 9-5/8% Senior Notes, which mature in 2007 commenced litigation against the Company and others alleging, among other matters, that the Company has violated certain covenants contained in the Indenture. The Company has denied all of the allegations and made a motion to dismiss the complaint. In May 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants since the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The trustee was granted 30 days to file an amended complaint. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation that would arise if the trustee files an amended complaint.

In the event the trustee prevails in the litigation the Trustee will have the right to demand repayment and accelerate the maturity of the notes. If such event occurs, and the Company is unable to effect an amendment or a restructuring of the notes, the Company’s ability to continue as a going concern would be in substantial doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 5 for a further discussion of the Litigation).

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

2. Timber and Timberlands

Timber and Timberlands consisted of the following:

	June 30,	December 31,
	2004	2003

Timber and logging roads	$274,097	$281,367
Timberlands	17,099	19,269
Seed orchard and nursery stock	1,267	1,451

	292,463	302,087
Less accumulated depletion and road amortization	179,088	173,085

	$113,375	$129,002

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Net sales	$2,742	$1,540	$4,722	$4,116
Gross profit	371	(266)	560	(230)
Loss before equity
in the Company's Loss	(2,437)	(2,760)	(5,131)	(4,988)
Equity in Company's Loss	(10,684)	(9,513)	(20,816)	(13,412)
Net loss	(13,120)	(12,274)	(25,950)	(18,401)

(1)	Reflects (a) charges of $1,920, $2,145, $4,140 and $2,860, respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest and (b) benefit of $3,984 representing share of the Company's net loss for 2003 attributable to 63.6% acquired interest, prior to acquisition.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

4. Unit-based Compensation Plans

Prior to the Privatization Transaction the MLP had a Unit Option Plan, which permitted the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. There would have been no effect on net loss for the three and six month periods ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

5. Litigation

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary

      INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (concluded)
(In thousands, except as otherwise indicated)

injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied. In May 2004, a hearing was held with respect to defendants’ motion to dismiss. The defendants expect a decision regarding their motion to dismiss within a few months. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The trustee was granted 30 days to file an amended complaint. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation that would arise if the trustee files an amended complaint.

6. Long Term Debt

The Company’s long term debt consists of $225,000 of 9-5/8 % Senior Notes (the “Notes”) due 2007, which were issued jointly and severally by the Company and Fiber Finance Corp., a wholly owned subsidiary of the Company (collectively, the “Issuers”). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, the Company was and presently is prohibited from making distributions to its members. Although the Company believes it was and is in compliance with the covenants contained in the Notes, the trustee under the indenture has alleged that the company has violated certain covenants and has commenced litigation and also issued a notice of default, alleging issues already covered in its complaint as described in Note 5. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The trustee was granted 30 days to file an amended complaint. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation that would arise if the trustee files an amended complaint.

7. Management Agreement

Effective September 1, 2003, the Company entered into a new management agreement with the Manager. The management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company’s behalf. The management agreement provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly. In addition, the Company established its own Board of Directors to supervise the management of the Company

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Application of Critical Accounting Policies

Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company’s financial statements included in the Company’s 2003 Annual Report on Form 10-K.  The Company has not adopted any significant new accounting policies during the six months ended June 30, 2004.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY

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

Current Market Conditions

Second quarter 2004 prices for finished wood products (e.g. lumber, plywood and engineered wood products) were higher than the first quarter 2004. Plywood prices leveled off during the quarter but remained high. Lumber prices continued to rise slightly with industrial pine prices out-pacing other lumber products.

Delivered log prices for Douglas Fir remained flat in the second quarter due to a long term delivered log agreement. Prices for veneer logs improved, as did Ponderosa Pine saw log prices. Incense Cedar prices are off from first quarter prices.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Results of Operations

Selected operating statistics for the Company:

	SalesVolume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2004
Three Months Ended June 30	8,775	—	26,915	$318	$—	$102
Three Months Ended March 31	6,932	—	1,249	$317	$—	$158

2003
Three Months Ended June 30	14,314	—	10,869	$320	$—	$136
Three Months Ended March 31	17,098	—	2,886	$313	$—	$236

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenues

Revenues for the quarter ended June 30, 2004 were $16.5 million, an increase of $1.8 million or 12% from revenues of $14.7 million for the same period in 2003. The increase in revenues during the second quarter of 2004 was caused by higher sales of timber deeds, timberlands, and by-product, offset by lower log sales.

Timber deed sales for the second quarter of 2004 were $2.8 million on volume of 26.9 million board feet (“MMBF”), an increase of $1.3 million as compared to the same period in 2003, when timber deed sales were $1.5 million on 10.9 MMBF. The average timber deed price was $102 per thousand board feet (“MBF”) during the second quarter of 2004, as compared to $136 per MBF for the same period in 2003.

Log sales for the quarter ended June 30, 2004 were $2.8 million on volume of 8.8 MMBF, a decrease of $1.8 million as compared to the same period in 2003 when log sales were $4.6 million on 14.3 MMBF. The average sales price was $318 per MBF for the second quarter of 2004, as compared to an average $320 per MBF for the same period in 2003.

In addition, property sales for the 2004 second quarter were $9.8 million, as compared to $8.3 million for the same period in 2003.

Gross Profit

The Company had a gross loss of $1.2 million in the second quarter of 2004 as compared to a gross loss of $0.5 million for the same period in 2003. As a percentage of sales, the gross loss was 7% as compared to a gross loss percentage of 3% in the second quarter of 2003. The gross loss percentage in 2004 was adversely impacted compared to 2003 by higher timberland sales costs and higher timber deed depletion costs.

12

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.6 million from $1.4 million in the second quarter of 2003 to $2.0 million in the second quarter of 2004. The increase was attributable to increased management company fees of $1.0 million and increased legal fees of $0.7 million offset by overall lower costs.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $4.4 million for the second quarter of 2004. This amount reflects the Company’s share of the net loss of an affiliate (AFR) accounted for under the equity method. This compares to equity in net loss of affiliate of $4.9 million in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Revenues for the six months ended June 30, 2004 were $19.1 million, a decrease of $2.5 million or 12% from revenues of $21.6 million for the same period in 2003. The decrease in revenues during the first half of 2004 was caused by lower log sales offset by increased sales of timber deeds, timberlands, and by-product.

Timber deed sales for the first half of 2004 were $3.0 million on volume of 28.2 MMBF, a decrease of $0.8 million as compared to the same period in 2003, when timber deed sales were $2.2 million on 13.8 MMBF. The average timber deed price was $105 per MBF during the first half of 2004, as compared to $157 per MBF for the same period in 2003.

Log sales for the six months ended June 30, 2004 were $5.0 million on volume of 15.7 MMBF, a decrease of $4.9 million as compared to the same period in 2003 when log sales were $9.9 million on 31.4 MMBF. The average sales price was $317 per MBF for the first half of 2004, as compared to an average $316 per MBF for the same period in 2003. The increase in log prices reflects a general increase in the market.

In addition, property sales for the 2004 first half were $9.9 million, as compared to $8.9 million for the same period in 2003.

Gross Profit

The Company had a gross loss of $1.4 million in the first half of 2004 as compared to a gross loss of $0.5 million for the same period in 2003. As a percentage of sales, the gross loss was 7% as compared to a gross loss percentage of 2% in the first half of 2003. The gross loss percentage in 2004 was adversely impacted compared to 2003 by higher timber deed, timberland sales, and by-product costs, offset by lower logging and logging depletion costs.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.2 million from $3.0 million in the first half of 2003 to $4.2 million in the first half of 2004. The increase was attributable to increased management company fees of $2.0 million and increased legal fees of $1.0 million offset by overall lower costs.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $9.3 million for the first half of 2004. This amount reflects the Company’s share of the net loss of an affiliate (AFR) accounted for under the equity method. This compares to equity in net loss of affiliate of $7.8 million in the first half of 2003.

Financial Condition and Liquidity

Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2004 were $0.2 million, as compared to cash provided by operating activities of $0.6 million during the same period in 2003. The $0.8 million decrease is primarily due to the Company’s decrease in sales revenue in comparison to the same period in 2003.

Investing Activities

Cash flows used in investing activities were $0.7 million during the first six months of 2004 and $1.6 million during the first six months of 2003.

Financing Activities

The agreement governing the Company’s 9-5/8% Senior Notes due 2007 (the “Notes”) contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company’s average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of June 30, 2004, the Company was in compliance with the covenants contained in the Notes. As of June 30, 2004, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

Through the first six months of 2004, the Company funded its investing activities and met its cash requirements for debt service from operations and cash on hand.

Cash required to meet the Company’s debt service will be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Manager’s estimate of the current annual board footage growth on the Company’s timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company’s ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short-term cash needs and meet debt service.

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied. In May 2004, a hearing was held with respect to defendants’ motion to dismiss.  On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company at the time the action was commenced. The trustee was granted 30 days to file an amended complaint. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation that would arise if the trustee files an amended complaint which properly alleges standing.

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

As of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modifications. Since the completion of that evaluation, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to defendants’ motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant’s motion to dismiss was denied. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company at the time the action was commenced. The trustee was granted 30 days to file an amended complaint. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation that would arise if the trustee files an amended complaint.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As noted above in Part II, Item 1, the trustee under the Indenture has alleged that the Company is in default under the Indenture as a result of its violation of certain provisions of the Notes.

ITEMS 2, 4, AND 5 OF PART II

Are not applicable and have been omitted.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

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

Date:	August 6, 2004	INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow

Thomas C. Ludlow
Vice President and Treasurer
(Principal Financial Officer)