Form 10-Q
period 2004-09-30
U S TIMBERLANDS KLAMATH FALLS LLC
filed 2004-11-15
CIK 1047739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Yes  ☐                 No ☒

			FORM 10-Q

			TABLE OF CONTENTS

PART	I	.	FINANCIAL INFORMATION (Unaudited)	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003	1

Item	1	.	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003	2

Item	1	.	Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3

Item	1	.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	4

Item	1	.	Notes to Condensed Consolidated Financial Statements	5

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item	3	.	Quantitative and Qualitative Disclosure of Market Risk	17

Item	4	.	Controls and Procedures	17

Part	II	.	OTHER INFORMATION

Item	1		Legal Proceedings	17

Item	2	.	Changes in Securities and Use of Proceeds	18

Item	3	.	Defaults Upon Senior Securities	18

Item	4	.	Submission of Matters to a Vote of Security Holders	18

Item	5	.	Other Information	18

Item	6	.	Exhibits and Reports on Form 8-K	19

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,

	2004	2003

Revenues	$3,569	$4,746
Cost of timber harvested	(2,774)	(3,267)
Depletion, depreciation and road amortization	(1,198)	(1,977)
Cost of timber and property sales	(26)	(55)

Gross loss	(429)	(553)

Selling, general and administrative expenses	(1,525)	(1,623)
Equity in net loss of affiliate	(5,239)	(4,618)

Operating loss	(7,193)	(6,794)

Interest expense	(5,414)	(5,414)
Amortization of deferred financing fees	(169)	(169)
Other income, net	219	32

Net loss	$(12,557)	$(12,345)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2004	2003

Revenues (including $345 (2004) and $8,300 (2003) to affiliates)	$22,648	$26,304
Cost of timber harvested	(7,294)	(9,839)
Depletion, depreciation and road amortization	(7,200)	(8,298)
Cost of timber and property sales	(9,970)	(9,169)

Gross loss	(1,816)	(1,002)

Selling, general and administrative expenses	(5,745)	(4,662)
Equity in net loss of affiliate	(14,513)	(12,467)

Operating loss	(22,074)	(18,131)

Interest expense	(16,214)	(16,198)
Amortization of deferred financing fees	(506)	(507)
Other income, net	287	106

Net loss	$(38,507)	$(34,730)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)
	September 30,	December 31,
	2004	2003

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$325	$1,447
Accounts receivable	539	530
Other receivables	597	332
Notes receivable	105	103
Prepaid expenses and other current assets	—	220

Total current assets	1,566	2,632

Timber and timberlands, net	112,260	129,002
Investment in affiliates	18,901	33,414
Property, plant and equipment, net	810	833
Notes receivable, less current portion	10	10
Restricted cash	155	154
Deferred financing fees, net	2,117	2,623

Total assets	$135,819	$168,668

LIABILITIES AND MEMBERS' DEFICIENCY
Current liabilities:
Accounts payable	777	525
Accrued liabilities	2,644	511
Accrued bond interest	8,136	2,830
Customer deposit	3,032	5,000
Payable to managing member and affiliates	219	284

Total current liabilities	14,808	9,150

Long-term debt	225,000	225,000

Members' deficiency
Managing member's interest	(1,063)	(674)
Nonmanaging members' interest	(102,926)	(64,808)

Total members' deficiency	(103,989)	(65,482)

Total liabilities and members' deficiency	$135,819	$168,668

*	Derived from audited Consolidated Balance Sheet as of December 31, 2003
See notes to unaudited condensed consolidated financial statements

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(362)	$328

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(740)	(1,752)
Sale (purchase) of property, plant and equipment - net	(20)	26

Net cash used in investing activities	(760)	(1,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution		1,238

Net cash used in financing activities		1,238

Increase (decrease) in cash and cash equivalents	(1,122)	(160)
Cash and cash equivalents - beginning of period	1,447	965

Cash and cash equivalents - end of period	$325	$805

Noncash activities:
Contribution of timberlands for investment in affiliate	$—	$11,572

Supplemental cash flow information:
Cash paid for interest expense	$10,908	$10,829

See notes to unaudited condensed consolidated financial statements

    INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(In thousands, except as otherwise indicated)

1. Business and Basis of Presentation

Business

          The unaudited condensed consolidated financial statements include the accounts of Inland Fiber Group, LLC ("IFG"), a Delaware limited liability company, and its wholly owned subsidiary, Fiber Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for IFG's 9-5/8% Senior Notes due 2007 (the "Notes"). Finance Corp. has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation.

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

Basis of Presentation

          These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Operating results for the quarter and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such periods.

          The accompanying condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. In December 2003, the trustee under the indenture (the "Indenture") governing the Company's $225,000 of 9-5/8% Senior Notes, which mature in 2007 commenced litigation against the Company and others alleging, among other matters, that the Company has violated certain covenants contained in the Indenture. The Company has denied all of the allegations and made a motion to dismiss the complaint. In May 2004, the Company received a Notice of Default from the trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action, without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants since the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The trustee was granted 30 days to file an amended complaint and on August 27, 2004, the trustee filed its second amended complaint. On October 8, 2004, the trustee filed a motion for partial summary judgment. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. A hearing on both motions is scheduled for November 18, 2004. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation.

          In the event the trustee prevails in the litigation, the Trustee will have the right to demand repayment and accelerate the maturity of the notes. If such event occurs, and the Company is unable to effect an amendment or a restructuring of the notes, the Company's ability to continue as a going concern would be in substantial doubt. The consolidated financial statements do not

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

include any adjustments that might result from the outcome of this uncertainty. (See Note 5 for a further discussion of the litigation).

2. Timber and Timberlands

          Timber and Timberlands consisted of the following:

	September 30,	December 31,
	2004	2003

Timber and logging roads	$274,172	$281,367
Timberlands	17,099	19,269
Seed orchard and nursery stock	1,275	1,451

	292,546	302,087
Less accumulated depletion and road amortization	180,286	173,085

	$112,260	$129,002

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Net sales	$2,666	$4,398	$7,407	$8,514
Gross profit	64	84	633	(146)
Loss before equity
in the Company's Loss	(2,932)	(2,484)	(8,053)	(7,472)
Equity in Company's Loss (1)	(9,625)	(9,861)	(30,454)	(23,274)
Net loss	(12,557)	(12,345)	(38,507)	(30,746)

(1)	Reflects (a) charges of $2,307, $2,146, $6,447 and $5,006, respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest and (b) benefit of $3,984 representing share of the Company's net loss for 2003 attributable to 63.6% acquired interest, prior to acquisition.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

4. Unit-based Compensation Plans

          Prior to the Privatization Transaction, the MLP had a Unit Option Plan, which permitted the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. There would have been no effect on net loss for the three and nine month periods ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

5. Litigation

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant's motion to dismiss was denied. In May 2004, a hearing was held with respect to Defendants' motion to dismiss.  On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action

      INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(In thousands, except as otherwise indicated)

against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. A hearing on both motions is scheduled for November 18, 2004. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation.

6. Long Term Debt

          The Company's long term debt consists of $225,000 of 9-5/8 % Senior Notes (the "Notes") due 2007, which were issued jointly and severally by the Company and Fiber Finance Corp., a wholly owned subsidiary of the Company (collectively, the "Issuers"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

          The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, the Company was and presently is prohibited from making distributions to its members. Although the Company believes it was and is in compliance with the covenants contained in the Notes, the trustee under the indenture has alleged that the Company has violated certain covenants and has commenced litigation and also issued a notice of default, alleging issues already covered in its complaint as described in Note 5. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The trustee was granted 30 days to file an amended complaint. On August 27, 2004, the Trustee filed its second amended complaint. A hearing on the Defendants' motion to dismiss the second amended complaint and the Trustee's motion for partial summary judgment is scheduled for November 18, 2004. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation.

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

      INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (concluded)
(In thousands, except as otherwise indicated)

8. Subsequent Events

          On October 22, 2004, the Company sold approximately 72,951 acres of timberland containing approximately 120 MMBF of merchantable timber and realized gross proceeds of approximately $18.2 million. With this sale, the Company has exceeded the "Adjusted Asset Sales Amount" as defined in the Indenture governing the Company's $225 million of 9.625% Senior Notes due 2007 by an estimated $1.5 million. As required by the Indenture, the Company has set this amount aside in a restricted account and will use the funds to invest in additional assets over the next 270 days and, to the extent any such funds are not so used prior to the expiration of that period (or not committed to be so used within 30 days of the expiration of such period) such unused amount shall be designated as "Excess Sale Proceeds." When Excess Sale Proceeds exceed $10.0 million, the Company is required to make an offer to repurchase the Notes with the Excess Sale Proceeds.

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

Application of Critical Accounting Policies

          Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2004.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY

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

Current Market Conditions

          Third quarter 2004 prices for finished wood products (e.g. lumber plywood and engineered wood products) remained consistent with pricing in the 2004 second quarter. Plywood prices remained strong as a result of the additional demand driven by the storm activity in the southern United States. Lumber prices leveled off and stopped increasing.

          Delivered log prices for Douglas Fir increased slightly during the quarter. This increase in price was due mainly to an increase in log size. Prices for veneer logs remained constant. Larger Ponderosa Pine saw log prices increased during the third quarter of 2004 and exceeded second quarter 2004 prices. Cedar prices remained constant with second quarter 2004 pricing.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Results of Operations

          Selected operating statistics for the Company:

	SalesVolume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2004
Three Months Ended September 30	7,369	—	872	$332	$—	$215
Three Months Ended June 30	8,775	—	26,915	$318	$—	$102
Three Months Ended March 31	6,932	—	1,249	$317	$—	$158

2003
Three Months Ended September 30	12,833	—	1,104	$306	$-	$135
Three Months Ended June 30	14,314	—	10,869	$320	$-	$136
Three Months Ended March 31	17,098	—	2,886	$313	$-	$236

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Revenues

          Revenues for the quarter ended September 30, 2004 were $3.6 million, a decrease of $1.1 million or 23% from revenues of $4.7 million for the same period in 2003. The decrease in revenues during the third quarter of 2004 was caused by lower log sales of $1.5 million offset by higher chip and by-product sales of $0.2 million.

          Timber deed sales for the third quarter of 2004 were $0.2 million on volume of 0.9 million board feet ("MMBF"), an increase of $0.1 million as compared to the same period in 2003, when timber deed sales were $0.1 million on 1.1 MMBF. The average timber deed price was $215 per thousand board feet ("MBF") during the third quarter of 2004, as compared to $135 per MBF for the same period in 2003.

          Log sales for the quarter ended September 30, 2004 were $2.4 million on volume of 7.4 MMBF, a decrease of $1.5 million as compared to the same period in 2003 when log sales were $3.9 million on 12.8 MMBF. The average sales price was $332 per MBF for the third quarter of 2004, as compared to an average $306 per MBF for the same period in 2003.

          In addition, property sales for the third quarter of 2004 were $0.1 million, as compared to $0.0 million for the same period in 2003.

Gross Profit

          The Company had a gross loss of $0.4 million in the third quarter of 2004 as compared to a gross loss of $0.6 million for the same period in 2003. As a percentage of sales, the gross loss was 12% in both the 2003 and 2004 quarters.

13

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased by $0.1 million from $1.6 million in the third quarter of 2003 to $1.5 million in the third quarter of 2004. The decrease was attributable to overall lower costs offset by increased management company fees of $0.7 million.

Equity in Net Loss of Affiliate

          Equity in net loss of affiliate was $5.2 million for the third quarter of 2004. This amount reflects the Company's share of the net loss of an affiliate (AFR) accounted for under the equity method. This compares to equity in net loss of affiliate of $4.6 million in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

          Revenues for the nine months ended September 30, 2004 were $22.6 million, a decrease of $3.7 million or 14% from revenues of $26.3 million for the same period in 2003. The decrease in revenues during the first nine months of 2004 was caused by lower log sales of $6.5 million offset by increased sales of timber deeds, timberlands, and by-product.

          Timber deed sales for the first nine months of 2004 were $3.1 million on volume of 29.0 MMBF, a decrease of $5.8 million as compared to the same period in 2003, when timber deed sales were $8.9 million on 48.4 MMBF. The average timber deed price was $108 per MBF during the first nine months of 2004, as compared to $156 per MBF for the same period in 2003.

          Log sales for the nine months ended September 30, 2004 were $7.4 million on volume of 23.1 MMBF, a decrease of $6.5 million as compared to the same period in 2003 when log sales were $13.9 million on 44.2 MMBF. The average sales price was $322 per MBF for the first nine months of 2004, as compared to an average $313 per MBF for the same period in 2003. The increase in log prices reflects a general increase in the market.

          In addition, property sales for the 2004 first nine months were $9.9 million, as compared to $8.9 million for the same period in 2003.

Gross Profit

          The Company had a gross loss of $1.8 million in the first nine months of 2004 as compared to a gross loss of $1.0 million for the same period in 2003. As a percentage of sales, the gross loss was 8% as compared to a gross loss percentage of 4% in the first nine months of 2003. The gross loss percentage in 2004 was adversely impacted compared to 2003 by higher timberland sales, silviculture, and by-product costs, offset by lower logging and logging depletion costs.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by $1.0 million from $4.7 million in the first nine months of 2003 to $5.7 million in the first nine months of 2004. The increase was attributable to increased management company fees of $2.7 million and increased legal fees of $0.9 million offset by overall lower costs.

Equity in Net Loss of Affiliate

          Equity in net loss of affiliate was $14.5 million for the first nine months of 2004. This amount reflects the Company's share of the net loss of an affiliate (AFR) accounted for under the equity method. This compares to equity in net loss of affiliate of $12.5 million in the first nine months of 2003.

Financial Condition and Liquidity

Operating Activities

          Cash flows used in operating activities during the nine months ended September 30, 2004 were $0.4 million, as compared to cash provided by operating activities of $0.3 million during the same period in 2003. The $0.7 million decrease is primarily due to the Company's decrease in sales revenue in comparison to the same period in 2003.

Investing Activities

          Cash flows used in investing activities were $0.8 million during the first nine months of 2004 and $1.7 million during the first nine months of 2003. The difference of $0.9 million is primarily attributable to a timber deed purchase in May 2003 of $0.8 million.

Financing Activities

          The agreement governing the Company's 9-5/8% Senior Notes due 2007 (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of September 30, 2004, the Company was in compliance with the covenants contained in the Notes. As of September 30, 2004, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

          Through the first nine months of 2004, the Company funded its investing activities and met its cash requirements for debt service from operations and cash on hand.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

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

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant's motion to dismiss was denied. In May 2004, a hearing was held with respect to defendants' motion to dismiss On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action, without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company at the time the action was commenced. The trustee was granted 30 days to file an amended complain and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. A hearing on both motions is scheduled for November 18, 2004. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the trustee under the Indenture against the Company,

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to defendants' motion to dismiss. On March 26, 2004 a motion to stay discovery pending the outcome of the Defendant's motion to dismiss was denied. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company at the time the action was commenced. The Trustee was granted 30 days to file an amended complaint. and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. A hearing on both motions is scheduled for November 18, 2004. The Company and its legal counsel believe the litigation and the Notice of Default to be without merit and intend to vigorously defend the litigation.

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

Date:	November 14, 2004	INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow

Thomas C. Ludlow
Vice President and Treasurer
(Principal Financial Officer)