Form 10-K
period 2004-12-31
INLAND FIBER GROUP LLC
filed 2005-04-19
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No.: 1-13573-01
1-13573

INLAND FIBER GROUP, LLC

FIBER FINANCE CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1217136
DELAWARE	91-1851612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Highway 66, Klamath Falls, Oregon	97601
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:    541-884-2240

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
9-5/8% Senior Notes	New York Stock Exchange

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

Yes ☒                  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐                 No ☒

                Documents incorporated by reference:  None

INLAND FIBER GROUP, LLC
FIBER FINANCE CORP.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

PART I

Item 1. Business.
General

     The business of Inland Fiber Group, LLC (formerly U.S. Timberlands Klamath Falls, LLC), a Delaware limited liability company formed in 1996 (the "Company"), consists of the growing of trees, the sale of logs and standing timber and the sale of timberland. The Company owns approximately 167,000 fee acres of timberland and cutting rights on approximately 68,000 acres of timberland (collectively, the "Timberlands") containing total merchantable timber volume estimated as of January 1, 2005 to be approximately 0.4 billion board feet ("BBF") in Oregon east of the Cascade Range. Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately four million conifer seedlings annually from its nursery, approximately 50% of which are used for its own internal reforestation programs, 20% are sold to affiliates, with the balance sold to other forest products companies.

     The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 46%) and Douglas Fir (approximately 19%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 86,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 44 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next two years. The balance of the Timberlands is comprised of natural stands. For a more complete description of the Company's properties, see "Properties."

     The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently the Company's log sales are made to unaffiliated third parties. There are currently more than 19 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

     In August 1996, the Company and an affiliate acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In November 1997, the affiliate’s portion of the Klamath Falls timberlands were transferred to the Company in a series of transactions. In July 1997, the Company acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco")

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

(the "Ochoco Acquisition").  At the date of acquisition, over 40% of the merchantable timber on the Ochoco Timberlands was at least 80 years old. As of December 31, 2000, the Company had harvested substantially all of the old growth timber on the Ochoco Timberlands. During the fourth quarter of 2002, the Company sold the Ochoco Timberlands to an affiliate. During October 1999, the first and second quarters of 2001, the third quarter of 2002 and the first quarter of 2003, the Company contributed primarily non-income producing, pre-merchantable pine plantation timberlands in exchange for an investment in the affiliate (see Item 13. Certain Relationships and Related Transactions, and Notes 3 and 9 to the Consolidated Financial Statements). There were no contributions in 2004.

Formation of the Company

     On November 19, 1997, U.S. Timberlands Company, LP (now known as Pacific Fiber Company, LP), a limited partnership (the “MLP”), acquired substantially all of the equity interests in the Company and completed its initial public offering (the "MLP Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the acquisition, U.S. Timberlands Services Company, LLC (now known as Timber Resource Services, LLC) became the Company's managing member (the “Manager”).

     As a result of a series of transactions between the MLP and the Manager, the Company became the operating company for the MLP and the Manager owned an aggregate 2% interest in the MLP and the Company on a combined basis.

     Concurrent with the closing of the MLP Offering, the Company and its wholly owned subsidiary, U.S. Timberlands Finance Corp. (“Finance Corp.,” now known as Fiber Finance Corp.), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of 9-5/8% unsecured senior notes due 2007 (the "Notes”). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

     Finance Corp., a Delaware corporation, was formed on August 18, 1997, and is a wholly-owned subsidiary of the Company. Finance Corp serves as the co-obligor for the Notes. It has nominal assets and does not conduct any operations. Accordingly, a discussion of operations, liquidity and capital resources of Finance Corp. is not presented.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

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

     The Company's operations are managed by the Manager. Until September 1, 2003, the Manager did not receive any management fee or other compensation in connection with its management of the Company, but was reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the Manager in connection with the operation of the Company's business. Expenses reimbursed to the Manager totaled $2,083 for the eight months ended August 31, 2003.

     Effective September 1, 2003, the Company entered into a new management agreement with the Manager. The management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company’s behalf, as described in the preceding paragraph. The management agreement provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly and is comparable to other management agreements used in the industry where the manager receives a monthly fee based upon assets under management. In addition, the Company established its own Board of Directors to supervise the management of the Company. Management fees incurred by the Company totaled $1,338 for the four months ended December 31, 2003 and $4,014 for the twelve months ended December 31, 2004. Expenses not covered under the management agreement totaling $108 for the four months ended December 31, 2004, and $290 for the twelve months ended December 31, 2004 were reimbursed to the Manager.

     Conflicts of interest may arise between the Company and its affiliates, including conflicts relating to the purchase and sale of timber and/or timber deeds. The Company’s audit committee (the "Audit Committee"), consisting of three independent members of its Board of Directors, is available at the Board's discretion to review matters involving conflicts of interest.

     The principal executive offices of the Company are located at 6400 Highway 66, Klamath Falls, Oregon, 97601. The telephone number at such offices is (541) 884-2240.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
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

Harvest Plans

The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size, age, and class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates (which are improving over time as a result of technological and biological advances that improve forest management practices), expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested or committed to harvest from log, stumpage and timber

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

deed sales 61 million board feet (MMBF) in 2004 and plans to harvest, or commit to harvest, approximately 55 MMBF in 2005. The Company sold 210 MMBF through property sales in 2004. If current market conditions do not improve, the Company will be required to harvest its current Timberlands more aggressively over the next year. If market conditions improve future harvests could be expected to decline to a level which the Company considers to be more sustainable over the long term.

     Because harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. Although the Company's Notes place certain limitations on the harvest plans which may limit the cash flow available for unrestricted use in the future, the Company believes that it generally has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. In 2002, because of accelerated harvesting during the fourth quarter of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest levels by 6.9 MMBF and, as required under the indenture governing the Notes (the “Indenture”), had placed $662 in a restricted account only to be used in ways prescribed in the Indenture. A balance of $0 remained in the restricted account as of December 31, 2004. As of December 31, 2004, the Company was in compliance with the covenants contained in the Notes. See ”Item 3. Legal Proceedings” for a discussion of certain litigation initiated against the Company, among others, with respect to the Notes and the decision of the Delaware Court of Chancery with respect to the Company’s compliance with such covenants and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory will decline through 2010 and Ponderosa Pine volume will increase as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long-term harvest plans, growth rates and forest inventory levels were reviewed during 2003. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

Access

     The Timberlands are accessible by a system of approximately 4,200 miles of established roadways or low maintenance roads owned by the Company or its affiliates. The Company uses third party road crews to conduct construction and maintenance on the Timberlands. The Company regularly enters into reciprocal road use agreements with the United States Department of Agriculture - Forest Service ("USFS") and the United States Department of Interior Bureau of Land Management ("BLM") and cooperates with such agencies in numerous cost sharing arrangements regarding jointly used roads.

Sales and Markets

     The Company sells its timber through log sales, stumpage sales and deed sales. Under a log sale, the Company identifies a block of timberland that is ready to be harvested and solicits

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

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

     The Company currently sells its sawlogs or stumpage principally to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood, which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. During 2004, sawlogs, stumpage sales and timber deed sales accounted for approximately 24%, 0%, and 7%, respectively, of the Company's revenue. Chips, which can be used to make hardboard or pulp, and seedlings combined accounted for 5% of the Company's revenues in 2004. There were property sales in 2004 of $28.1 million, compared to 2003 property sales of $10.1 million.

The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to over 25 different customers. In 2004, sales to Boise Cascade, BC Timber Properties, Murphy Veneer, and Columbia Plywood accounted for approximately 71% of the Company's revenue from log and timber deed sales. No other single non-affiliated customer accounted for more than 8% of the Company's net revenues for 2004. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently is in balance with the supply and that, therefore, such customers could be replaced with some additional freight costs. There are currently more than 19 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

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

     Contributing to this seasonality of log volumes is the market demand for lumber and related products which is typically lower in the first or winter quarter when activity in the construction industry is slower, but increasing during the spring, summer and fall quarters. Log and stumpage prices generally increase in the spring with this build up of construction activity matching the timing of re-entry to all forested areas and increased logging activity.

Competition

     Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. It is generally recognized that log suppliers such as the Company provide their market with a commodity product. The Company and its competitors all benefit from the same competitive advantages in the region--namely, close proximity to numerous mills, and positive demographic trends of the Pacific Northwest and the West Coast. Therefore, the Company and its competitors are currently able to sell all the logs they are able to produce at a market clearing price, although this price has been adversely affected by international competition. Additional competitive factors within a market area generally will include species and grade, quality, ability to supply logs which consistently meet the customers' specifications and ability to meet delivery requirements. The Company believes that it has a reputation as a stable and consistent supplier of well merchandised, high-quality logs. The Company has no conversion facilities and therefore does not compete with its customers for logs. The Company believes that this gives it an advantage over certain of its competitors that also own conversion facilities.

     The Company competes with numerous private land and timber owners in the northwestern United States and the state agencies of Oregon, as well as of foreign imports, primarily from Canada, Chile, and New Zealand. Until recently, the strength of the U.S. dollar against Pacific Rim and South American currencies made international competition a large factor in competitive pricing. Recent weakness of the U.S. dollar may reopen some export markets and reduce the level of log imports, although it is premature to determine whether this will in fact occur. In addition, the Company competes with the USFS, the BLM and the Bureau of Indian Affairs. Certain of the Company's competitors have significantly greater financial resources than the Company.

     The Company believes that it is competitive in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 0.4 BBF of merchantable, good quality timber, approximately 86,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region with a large number of conversion facilities; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

being committed to supply its own facilities, and ensures that the Company will not compete with its customers; and (iii) the Company's access to the Manager’s computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

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

The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 70% of the Company's harvested land. Approximately 52% of the Timberlands acreage currently consists of Plantations. The Company expects to convert an average of 9,000 acres of natural stands per year over the next three years to Plantations. The seed orchard produces seed from trees selected because they were the best genotype in their respective environments. During 2004, the Company planted approximately 3.0 million seedlings and expects to plant 1.9 million seedlings in 2005, plus another 0.9 million seedlings on affiliate lands. The Company uses the seed collected from its orchard (representing approximately 90% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhaeuser in 1973.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

harvesting on approximately 27,000 acres.

     The United States Fish and Wildlife Service (the "USFWS") listed the American bald eagle in 1976, the northern spotted owl in 1990, and the bull trout in 1993 as threatened species throughout its range in Washington, Oregon and California. The Oregon Forest Practices Act and related regulations also protect endangered species and has specific provisions governing habitat protection for the spotted owl, the bald eagle and other threatened species.

     Based on the 2004 survey year, there were approximately 29 bald eagle sites on the Timberlands. The Company observes harvesting restrictions around the eagle sites. Due in part to efforts of the Company and its predecessor, the bald eagle was recently removed from the endangered species list; although the Company continues to observe its past operating practices in the affected areas.

     In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to (i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in August 2004, and identified approximately 25 northern spotted owl sites affecting the Timberlands, two of which are located, totally, on the Timberlands.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

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

Access to Timberlands May be Limited by Federal Regulation

     A substantial portion of the Timberlands consists of sections of land that are intermingled with or adjacent to sections of federal land managed by the USFS and the BLM. Removal of trees from those portions of the Timberlands requires transportation of the logs by truck across logging and general purpose roads. The Company has entered into road use agreements with the USFS and the BLM. The majority of the Company's timberland management activities include the transportation of timber products across federal land and roads and fall under such agreements, which describe the Company's exclusive rights to transport timber products across federal lands and roads without USFWS consultation. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent federal land pursuant to a reciprocal right-of-way ("RROW"). Removal of federal timber often requires similar access across the Timberlands. Recent litigation (not involving the Company) before the United States Court of Appeals for the Ninth Circuit held that the BLM was not required to consult with the USFWS, which administers the Endangered Species Act, prior to approving a private landowner's proposal to build an access road across federal land pursuant to an existing RROW entered into prior to the enactment of the Endangered Species Act. A reversal on appeal or a rehearing of that case, or future federal law or regulation requiring the BLM to consult with the USFWS in connection with an RROW, could materially adversely affect the Company's ability to harvest the affected portion of the Timberlands. Certain of the Company's RROW agreements contain provisions that require compliance with state and federal environmental laws and regulations. To the extent that the Company acquires new Timberlands that require access through federal lands, the Company may enter into new RROW agreements with the BLM or

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

other federal agencies which would require consultation with the USFWS. In addition, the BLM has published advance notice of its intent to revise regulations governing RROW agreements entered into the future to, among other things, expand the BLM's consideration of environmental and cultural factors in granting, issuing or renewing rights-of-way, provide the BLM with regulatory authority to object to the location of roads because of potential effects on threatened or endangered species and allow for the abandonment of rights-of-way under certain circumstances.

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

Employees

     As of March 15, 2005, the Company had no employees, and relies upon the employees of the Manager to manage the operations of the Company. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company or the Manager.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Item 2. Properties

Timber Inventory

     The Company currently owns and manages approximately 167,000 fee acres of timberland and cutting rights on approximately 68,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 2005 to be approximately 0.4 BBF in Oregon east of the Cascade Range. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of a substantial percentage of premium species of softwood, consisting of Ponderosa Pine and Douglas Fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable for current operations.

     The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 86,000 acres of the 167,000 acre total consist of actively managed Pine Plantations with stands ranging in age from one to 44 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 90%) and Lodgepole Pine (approximately 10%). Initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next two years. See "Item 1. Business - The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

     The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volume estimates are based on information developed by the Manager. As of January 1, 2005, the total timber inventory amounted to 0.4 BBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (204 (46%)), Lodgepole Pine (46 (10%)), White Fir (85 (19%)), Douglas Fir (82 (19%)) and other species (25 (6%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

     The Timberlands are diversified by species mix and, to a lesser extent, by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 2005, approximately 114 MMBF, or 26%, of the merchantable timber, had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

     The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 2005, the Plantations totaled 86,000 acres. Of the total

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

acreage, 56,000 acres range from 1 to 15 years of age, 13,000 acres range from 16 to 25 years of age, and 17,000 acres are 26 years of age or older.

Item 3. Legal Proceedings

      On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants’ motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee’s motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants’ motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants’ appeal. Defendants’ filed their appeal brief on March 23, 2005. The Trustee’s answering papers are due on or before April 27, 2005. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding and a trial is expected to take place in June 2005. The Company and its legal counsel believe the litigation

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

     On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. Subsequently, the Trustee reduced its holdback to $2.8 million. On January 13, 2005, the Trustee filed its Answer and Counterclaim, seeking payment of an undetermined amount from the Company and Finance Corp. for its expenses in the litigation described above. The Company believes it has a meritorious claim against the Trustee and intends to pursue its action and vigorously defend against the Trustee’s counterclaim, which the Company believes to be without merit.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's Noteholders during the fourth quarter of 2004.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company’s equity securities are owned 98.99 % by Cascade Resource Holdings Group, LLC, indirectly, and 1.01% by the Manager.

Due to restrictions under the Indenture governing the Company’s Notes, the Company may not pay distributions to the holders of its equity at this time.

Item 6. Selected Financial Data

     The financial information set forth below for each of the indicated years is derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission.

	Inland Fiber Group, LLC

	2004	2003	2002	2001	2000

CASH FLOWS AND OTHER DATA
(IN MILLIONS):
Modified EBITDDA (1)	1.6	0.5	12.9	23.5	49.3
Additions to timber and timberlands	2.5	2.0	3.1	5.6	2.3
Cash flow from operating activities	1.1	1.3	3.2	9.2	28.9
Cash flow (used in) investing
activities	(2.4)	(2.0)	(3.3)	(4.7)	(2.3)
Cash flow from (used in) financing
activities	0.0	1.2	--	(6.6)	(26.2)
OPERATING STATEMENT DATA
(IN MILLIONS EXCEPT PER
UNIT AMOUNTS):
Revenues (2)	44.3	37.1	49.5	54.6	75.6
Depreciation, depletion and road
amortization	8.7	15.6	27.5	37.3	28.8
Fire loss…………………………………	0.0	0.0	0.6	-	-
Cost of timber and property sales	39.0	10.0	7.3	-	2.6
Operating income (loss)	(46.1)	(25.1)	(21.9)	(13.8)	17.9
Net income (loss) ……………………	(68.1)	(47.3)	(44.1)	(36.2)	(4.1)

BALANCE SHEET DATA (AT
PERIOD END, IN MILLIONS):
Working capital (deficiency)	(228.8)	(6.5)	(1.6)	(1.7)	2.0
Total assets	96.5	168.7	211.0	255.2	300.9
Long-term debt (3)	0.0	225.0	225.0	225.0	225.0
Equity (deficiency)	(133.6)	(65.5)	(19.4)	25.5	67.1
OPERATING DATA (UNAUDITED):
Log and timber deed sales
volumes (MMBF) (2)	61.0	110.8	204.8	250.7	243.7
Property sales volumes (MMBF) (2)	210.3	53.3	3.5	--	13.6

(1)	Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. The Company considers Modified EBITDDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of net income or loss.

In addition, Modified EBITDDA does not necessarily represent funds available for management’s discretionary use as it is calculated prior to debt service obligations and capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Reconciliation of modified EBITDDA (in millions)
	2004	2003	2002	2001	2000
Operating income (loss)	(46.1)	(25.1)	(21.9)	(13.8)	17.9
Plus: Depreciation, depletion,
and road amortization	8.7	15.6	27.5	37.3	28.8
Plus: Cost of timber and
property sales	39.0	10.0	7.3	0.0	2.6
Modified EBITDDA	1.6	0.5	12.9	23.5	49.3

(2)	Revenues in 2004 consist of $13.8 million of log and deed sales, $28.1 of timber and property sales and $2.4 million of by-products and other sales. Revenues in 2003 consist of $25.0 million of log and deed sales, $10.1 of timber and property sales and $2.0 million of by-products and other sales. Revenues in 2002 consist of $42.3 million of log and deed sales, $5.8 of timber and property sales and $1.5 million of by-products and other sales.

Revenues in 2001 consist of $54.2 million of log and deed sales, $0.0 million of timber and property sales and $0.4 million of by-products and other sales. Revenues in 2000 consist of $72.2 million of log, stumpage and deed sales, $2.8 million of timber and property sales and $0.6 million of by-products and other sales.

(3)	See discussion of long-term debt at Note 7 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could be affected if governmental, environmental or endangered species policies change, limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions and the outcome of litigation in which the Company is engaged. The results of the Company's operations depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

General

     The Company's primary business is the growing, harvesting and selling of timber and timberlands (see Item 1. Business).

     The Company's results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

Supply and Demand Factors

Supply

     The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Prior to 1998, the low supply of timber from public lands, which is expected to continue for the foreseeable future, benefited private timber holders such as the Company through higher stumpage and log prices. Until recently, the strength of the U.S. dollar has decreased exports and increased imports, has disrupted the equilibrium of the supply and demand equation and contributed to the general downward trend of prices. Certain market conditions for finished products have also negatively impacted stumpage and log prices in 2004.

     Industry participants do not expect environmental restrictions to ease materially within any reasonable planning horizon. Consequently, many producers of lumber and wood products are attempting to adapt to the new supply environment by increasing their emphasis on raw material yields, entering into long-term timber supply arrangements and value added manufacturing, and accessing previously untapped supplies (such as private wood lot owners, timber with difficult access, alternative species and imports). These factors have tended to maintain the supply of domestically produced logs and have kept prices from increasing.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Demand

Changes in general economic and demographic factors, including the strength of the economy, unemployment rates, interest rates for home mortgages and construction loans have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. Until recently, the relative strength of the dollar against the currencies of other wood producing nations has reduced the competitiveness of domestic logs in export markets and increased the competitiveness of imported logs in our domestic markets. United States housing starts for 2004 were down slightly from 2003 levels, and log prices have declined slightly in 2004 over 2003. As a result of the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in the demand for lumber and commodity wood products and have tended to dampen the wide fluctuations that occurred when new housing starts were the primary factor.

Prices for Pine species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. Given the strong growth of the housing market during the past several years, domestic markets have been able to absorb the increasing quantities of imported Radiata Pine lumber and logs which has limited the benefit of the strong housing market. With the continuing strength of the dollar during the 1990’s and early 2000’s, the level of imports has had a negative impact on pricing for Pine lumber. The Company believes that recent declining value of the dollar should allow the price trend to become more positive. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricted the availability of Canadian softwood lumber in the United States. The Company believes that this agreement, which expired on March 31, 2001, has not had a material impact on the price or demand for logs in the United States. The United States and Canada are presently negotiating a new softwood lumber agreement even though a 30% tariff has been imposed on Canadian softwood lumber. The long term effect of not having an agreement or having a new agreement is uncertain.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

     The Company has not adopted any new accounting policies during the year ended December 31, 2004 that significantly impact its financial statements.

     Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company's merchantable timber. These determinations are made periodically in the ordinary course of accounting.

Current Market Conditions

     Log prices in the first quarter of 2004 were down 2% from the fourth quarter of 2003. Log prices began moving upward in the first quarter of 2004. They continued to rise in the second and third quarter of 2004. The fourth quarter of 2004 saw log prices move downward slightly.

Results of Operations

     The following table sets forth sales volume for each of 2004, 2003, and 2002 from the sale of logs, stumpage and timber deeds by thousand board feet ("MBF") and price per thousand board feet and the sales of property:

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

	Sales Volume (MBF)			Price Realization (MBF)

			Timber			Timber		Timberland
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds		Sales ($000)

2004
Year ended 12/31	32,484	-	28,561	$329	-	$110	$	28,120
4th Quarter	9,408		-	$349		$-		18,192
3rd Quarter	7,369	-	872	$332	-	$215		70
2nd Quarter	8,775	-	26,440	$318	-	$102		9,828
1st Quarter	6,932	-	1,249	$317	-	$158		30

2003
Year ended 12/31	57,048	-	53,719	$316	-	$130	$	10,129
4th Quarter	12,803	-	38,860	$325	-	$120		1,185
3rd Quarter	12,833	-	1,104	$306	-	$135		10
2nd Quarter	14,314	-	10,869	$320	-	$136		8,334
1st Quarter	17,098	-	2,886	$313	-	$236		600

2002
Year ended 12/31	74,612	-	130,161	$330	-	$135	$	5,763
4th Quarter	31,015	-	19,159	$324	-	$174		4,700
3rd Quarter	23,998	-	20,189	$329	-	$186		1,063
2nd Quarter	14,575	-	88,480	$341	-	$114		--
1st Quarter	5,024	-	2,333	$349	-	$169		--

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues. Revenues increased $7.2 million, or 19%, from $37.1 million in 2003 to $44.3 million in 2004. Log sales decreased by $7.3 million and deed sales decreased by $3.9 million. These decreases were offset by property sales in 2004 of $28.1 million, compared to $10.1 million in 2003. Chip and by-product revenues were also higher by $0.4 million in 2004 compared to 2003. To meet its working capital requirements, the Company harvested and sold logs and timber deeds in 2004 at rates in excess of the estimated current annual board footage growth on the Timberlands.

     Log sales for 2004 were $10.7 million on volumes of 32,484 MBF, compared to log sales of $18.0 million on volumes of 57,048 in 2003. The average log sales price for 2004 was $329 per MBF compared to an average log sales price of $316 per MBF in 2003, a 4% increase, reflecting stronger markets for the Company's log sales.

     Timber deed sales for 2004 were $3.1 million on volumes of 28,560 MBF, compared to timber deed sales of $7.0 million on volumes of 53,719 MBF in 2003. The average timber deed sales price per MBF for 2004 was $110 compared to an average timber deed sales price of $130

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

in 2003, a 15% decrease. The decrease in timber deed sales realization is due to overall declines in market conditions, as well as a change in the timber mix being sold in timber sales.

     There were no stumpage sales for 2004 and 2003. The lack of stumpage sales is a result of the Company's strategic decision to utilize log sales, timber deed sales and timber property sales as its primary sources of revenue.

     The Company had revenue from timber and property sales in 2004 of $28.1 million, compared to $10.1 million in revenue from timber and property sales during 2003. The increase in this category was driven by the sale in 2004 of the Longbell Tree Farm located in central Oregon which was considered surplus to the Company’s operations. This property was sold in a “sealed bid” auction for $22,000,000, of which $18,300,000 was allocated to the portion of the property owned by the Company.

     Gross Loss. Gross loss increased by $11.5 million from $1.6 million in 2003 to $13.1 million in 2004 and gross margin went from negative 4% in 2003 to negative 30% in 2004. The decrease in gross margin was due primarily to losses on the sale of timberlands of $10.6 million and higher contracted log and haul costs on a per MBF basis during 2004 as compared to 2003. The non-cash loss on the sale of timberlands was a consequence of the high proportion of young plantation on these assets in comparison to its allocated basis.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.5 million in 2004, compared to selling, general and administrative expenses of $6.4 million in 2003, an increase of $1.1 million. Within selling, general and administrative, most categories of expenses were down significantly as a result of a new management fee agreement and a change in allocation of expenses between the Company and its affiliates. Until September 1, 2003, the Manager did not receive any management fee or other compensation in connection with its management of the Company, but was reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the Manager in connection with the operation of the Company's business.

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

     The management fee increased by $2.7 million over the 2003 amount because the 2003 amount represented only 4 months of payments under the new fee structure. Professional services increased by $0.9 million. These expense increases were offset by reductions in most other expense items including salaries, wages and benefits, down $1.1 million, MLP related expenses down $0.4 million, and property taxes, down $0.2 million from 2003.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

     Equity in Net Income (Loss) of Affiliate. The equity in net loss of affiliate was $25.4 million during 2004 as compared to equity in net loss of affiliate of $17.0 million in 2003. The losses in 2004 and 2003 reflect the Company's share of losses absorbed from its preferred equity investment in American Forest Resources, LLC as well as charges arising from our consolidation into the affiliate. See "Investment in Affiliate" included in Note 9 of the Financial Statements for an explanation of the preferred equity investment in American Forest Resources, LLC.

     Interest Expense. Interest expense was $21.7 million in 2004 and 2003, consisting primarily of interest expense on the Company's $225.0 million of Senior Notes.

     Other Income (Expense), net. Other income, net, was $0.3 million in 2004 and $0.2 million in 2003 and consisted of income derived from cattle leases and other mineral and grazing rights.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues. Revenues decreased $12.4 million, or 25%, from $49.5 million in 2002 to $37.1 million in 2003. The decrease was primarily attributable to a decrease in log sales of $6.7 million and a $10.6 million decrease in deed sales. These decreases were offset by property sales in 2003 of $10.1 million, compared to $5.8 million in 2002. Chip and by-product revenues were also higher by $0.5 million in 2003 compared to 2002. To meet its working capital requirements, the Company harvested and sold logs and timber deeds in 2003 at rates in excess of the estimated current annual board footage growth on the Timberlands.

     Log sales for 2003 were $18.0 million on volumes of 57,048 MBF, compared to log sales of $24.7 million on volumes of 74,612 in 2002. The average log sales price for 2003 was $316 per MBF compared to an average log sales price of $330 per MBF in 2002, a 4% decrease, reflecting weaker markets for the Company's log sales.

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

     There were no stumpage sales for 2003 and 2002. The lack of stumpage sales was a result of the Company's strategic decision to utilize log sales, timber deed sales and timber and property sales as its primary sources of revenue.

     The Company had revenue from timber and property sales in 2003 of $10.1 million, compared to $5.8 million in revenue from timber and property sales during 2002.

     Gross Loss. Gross loss decreased by $1.7 million from $3.3 million in 2002 to $1.6 million in 2003 and gross margin improved from negative 7% in 2002 to negative 4% in 2003.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million in 2003, compared to selling, general and administrative expenses of $7.5 million in 2002, a decrease of $1.1 million. Within selling, general and administrative, many categories of expenses were down as a result of the new management fee agreement described above when it became effective on September 1, 2003.

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

     Equity in Net Income (Loss) of Affiliate. The equity in net loss of affiliate was $17.0 million during 2003 as compared to equity in net loss of affiliate of $11.0 million in 2002. The losses in 2003 and 2002 reflect the Company's share of losses absorbed from its preferred equity investment in American Forest Resources, LLC as well as charges arising in 2003 from our consolidation into the affiliate. See "Investment in Affiliate" included in Note 9 of the Financial Statements for an explanation of the preferred equity investment in American Forest Resources, LLC.

     Interest Expense. Interest expense was $21.7 million in 2003 and 2002, consisting primarily of interest expense on the Company's $225.0 million of Senior Notes.

     Other Income (Expense), net. Other income, net, was $0.2 million in 2003 and 2002 and consisted of income derived from the cattle leases, and other mineral and grazing rights granted.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. As of December 31, 2004, the Company had a cash balance of $0.2 million and a $3.8 million working capital deficit that included $1.0 of deferred revenue relating to the prepayment of a log sale contract entered into in December 2003.

     Operating Activities. Cash flows provided by operating activities in 2004 were $1.1 million, compared to cash flows provided by operating activities of $1.3 million in 2003.

Investing Activities. Cash flows used in investing activities were $2.4 million in 2004, as

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

compared to cash flows used in investing activities of $2.0 million during 2003 principally for reforestation, timber acquisitions and road additions in each year.

     Financing Activities. Cash flows provided by financing activities were $0.0 and $1.2 million in 2004 and 2003, respectively. In May 2003, U.S. Timberlands Acquisition Co., LLC reimbursed the Company for certain expenses aggregating $1.2 million incurred in connection with the Privatization Transaction. These expenses consisted principally of legal expenses of the Company and the Special Committee and a fairness opinion fee to an investment banking firm retained by the Special Committee. The reimbursement has been recorded as a contribution to the capital of the Company. Beginning in the second quarter of 2001, the Company ceased making distributions to its equityholders. Accordingly, during 2004 and 2003, the Company paid no distributions to members.

     Notes. On November 14, 1997, the Company issued $225.0 million aggregate principal amount of Notes representing unsecured general obligations of the Company which bear interest at 9-5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes do not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Company in whole or in part, on or after November 15, 2002, at predetermined redemption prices plus accrued interest to the redemption date. Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. There can be no assurance that the Company will have access to sufficient funds to repurchase the Notes in the event of a change in control.

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

     The Indenture also contains restrictions on the amount of timber that may be harvested based on a limit of 150%, 140%, 130% and 120% of 125 MMBF, adjusted for various acquisitions, dispositions and adjustments, averaged over a one, two, three and four year period, respectively. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture, placed $662 in a restricted account only to be used in ways prescribed in the Indenture. A balance of $0 remains in the restricted account as of December 31, 2004. As of December 31, 2004, the Company believes it was in compliance with the covenants contained in the Notes. (See “Item 3. Legal Proceedings” for a discussion of certain litigation initiated against the Company, among others, relating to the Notes

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

and the decision of the Delaware Court of Chancery with respect to the Company’s compliance with such covenants).

     On November 13, 2004, the Company transferred to the Indenture Trustee the $10.8 million interest payment on the Notes due on November 17th. On November 27, 2004, the Trustee notified the Company and the Noteholders that it had held back $4.8 million of such payment to cover its past and future expenses with regard to its litigation against the Company. The Company has filed suit against the Trustee, seeking, among other things, to have it refund to the Noteholders the funds that it withheld. Subsequently, the Trustee reduced its holdback to $2.8 million.

Affiliate Credit Facility

     The Company had a credit facility with an affiliate of the Manager (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company's leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party but has been unable to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short term advances to the Company, payable on demand, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case by case basis. During 2004, there were no borrowings from affiliated lenders.

Capital Expenditures/Cash Distributions

     Capital expenditures in 2004 totaled $2.5 million. The Company purchased timber cutting rights for approximately 17.1 MMBF of timber for $1.6 million.  The remaining $0.9 million in capital expenditures were mainly in the nature of land management/silviculture costs. Capital expenditures were financed through cash flow generated by operations.  As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be significant and will consist mainly of land management/silviculture expenditures. It is currently anticipated that the Company will not maintain significant log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.0 million in 2005 consisting primarily of capitalized silviculture costs and miscellaneous equipment purchases.

     Cash required to meet the Company's debt service will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. Although the Company had been approached regarding certain debt

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

restructuring scenarios, the ongoing litigation with the holders of the Notes has materially interfered with the Company’s ability to pursue a number of such scenarios. While the Company is still pursuing certain debt restructuring initiatives, discussions have been very preliminary and it is premature to assess the likelihood of pursuing any such scenario or other material transaction. (See Item 3. “Legal Proceedings” for a discussion of certain litigation initiated against the Company among others relating to the Notes). The next semi-annual interest payment on the Notes is due May 15, 2005, subject to a 30 day grace period. The Company is considering its options regarding such payment given the pendency of the litigation and the acceleration of the Notes. There is substantial risk that the Company may not make this interest payment.

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

The provisions of FIN 46 as revised were applicable to the Company as of March 31, 2004. The Company had considered the applicability of FIN 46 to its investment in its indirect parent company, American Forest Resources, LLC, and had concluded that American Forest Resources, LLC is not a variable interest entity and therefore its financial statements are not required to be consolidated with those of the Company pursuant to the provisions of FIN 46.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 8. Financial Statements

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page F-l.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

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

     As of the end of the period covered by this annual report, the Company’s executive officers completed an evaluation of the Company’s controls and procedures and has determined them to be effective. During the fourth quarter of fiscal 2004, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

Item 9B. Other Information

Not applicable.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Company

     The following table sets forth certain information with respect to the members of the Board of Directors of the Company and its executive officers. Executive officers and directors are elected for one-year terms.

Name	Age		Position
John M. Rudey	61	Chairman, Chief Executive Officer, President and Director
George R. Hornig	50	Director	(1)
John D. Layton	43	Director	(1)
Mel A. Sachs	59	Director	(1)
Suzanne M. Hay	33	Director	(2)
Carrie L. Tillman	33	Director	(2)
Thomas C. Ludlow	58	Vice President, Secretary and Treasurer

(1)	Member of the Audit Committee.

(2)	These directors are “Independent Directors” under the Company’s operating agreement and have the powers and duties of directors of the Company only with respect to the Company’s entering into certain significant transactions, including, but not limited to, a merger, sale of substantially all of the assets or the institution of bankruptcy proceedings with respect to the Company and in other limited circumstances.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

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

     Suzanne M. Hay has served as a director of the Company since its reorganization in July 2003. Since 1995, Ms. Hay has served in various positions with Entity Services Group, LLC, which provides independent directors and other services to companies, and currently serves as Vice President, Client Development of such company.

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

     The Company does not have a code of ethics as it does not have any employees. The Company’s principal executive officer and principal financial officer provide services to the Company primarily in their capacities as the executive officers of the Manager, and are bound by the provisions of the Manager’s employee guidebook and other regulations established by the Manager.

Item 11. Executive Compensation

     Under the terms of the Company’s previous management arrangement, the Company was required to reimburse the Manager for expenses relating to the operation of the Company, including salaries and bonuses of employees employed on behalf of the Company, as well as the costs of providing benefits to such persons under employee benefit plans and for the costs of health and life insurance. Accordingly, the Company reimbursed the Manager for the salaries and bonuses paid to its executive officers and other employees. Under the management agreement entered into with the Manager, the Company pays the Manager an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management for its

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

management services. The compensation of the Manager’s executive officers is subject to separate arrangements between the Manager and the executive officers. The Company’s executive officers are not paid by the Company for their services as executive officers of the Company. The table below sets forth annual salary, bonus and all other compensation awards and payouts earned by the Manager’s chief executive officer and chief financial officer for services rendered through August 31, 2003 which were reimbursed by the Company:

	SUMMARY COMPENSATION TABLE

					Long-Term
		Annual			Compensation
		Compensation			Awards

					Securities
Name and Principal	Fiscal				Underlying	All Other
Position	Year	Salary ($)		Bonus ($)	Options/SARs(#)	Compensation

John M. Rudey	2004	0		-	--	--
Chairman and	2003	309,000	(1)	-	--	--
Chief Executive Officer	2002	463,500		-	--	--

Thomas C. Ludlow	2004	0		-	--	--
Vice President and	2003	150,000	(1)	-	--	--
Chief Financial Officer	2002	225,000		-	--	--

(1) reflects salary payments up to August 31, 2003.

Compensation of Directors

     Directors of the Company, other than Mr. Rudey, Ms. Hay and Ms. Tillman, currently receive annual compensation of $25 for their service on the Board of Directors of the Company. The Company pays $1.1 annually to the Entity Services Group, LLC for the services of each of Ms. Hay and Ms. Tillman. The independent directors of the Company’s Manager received $50 to $100 on an annual basis through June 2003. For their remuneration, the independent directors (other than Ms. Hay and Ms. Tillman) each agreed to participate in four regular meetings of the Board of Directors and four Audit Committee meetings and the non-employee director agrees to participate in four regular meetings of the Board of Directors. Each non-employee director will receive $1.25 for each additional meeting in which he or she participates. In addition, each non-employee director will be reimbursed for his or her out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by the Company for his or her actions associated with being a director to the extent permitted under Delaware law.

     Through June 2003, the Manager and Aubrey Cole Associates (a consulting firm affiliated with Aubrey Cole, a director of the Company through June 2003), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Robert F. Wright, a director of the Company through June 2003) and Mr. Hornig were parties to consulting agreements pursuant to which

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

each such person or firm provided consulting services to the Manager.  Each such agreement provided for an annual retainer of $25, plus $150 per hour (with a maximum per diem of $1.2) for services rendered at the request of the Manager. In addition, for the first half of 2002, the Manager entered into a consulting agreement with Mr. Wyman that provided for an annual retainer of $50 for services rendered at the request of the Manager. As of July 1, 2002, Mr. Wyman's consulting fees were reduced to zero and were offset by increased director fees. Pursuant to the management arrangement in effect at the time, the Company reimbursed the Manager for the payment of approximately $56, $112, and $98 to the Directors of the Manager for consulting services during 2003, 2002 and 2001, respectively. The consulting agreements were discontinued in July 2003.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     John M. Rudey, Chairman and Chief Executive Officer of the Company, indirectly beneficially owns all of the equity interests in the Company.

Item 13. Certain Relationships and Related Party Transactions

     The Company is managed by the Manager pursuant to a management agreement between the Company and the Manager. Under the management agreement, the Manager is entitled to an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management. Substantially all of the ownership interests in the Manager are owned by John M. Rudey and entities affiliated with Mr. Rudey. Mr. Rudey is the Chairman and President of the Company. In 2004, $4,014 in fees were paid by the Company pursuant to the management agreement.

Investments in and Transactions with Affiliate

     Since October 1999, the Company has owned a redeemable preferred membership interest (“Preferred LLC Interest”) in American Forest Resources, LLC (formerly U.S. Timberlands Yakima, LLC) (“AFR”), an affiliate, accounted for under the equity method. As described in Note 1 to the Financial Statements, in July 2003 the Company became an indirect subsidiary of AFR as a result of a series of transactions culminating in the contribution to a

INLAND FIBER sGROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

subsidiary of AFR of the 99% non-managing member’s interest in the Company previously owned by the MLP.

     In October 1999, the Company made an investment in AFR. AFR, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The MLP contributed to AFR $294 of cash for 49% of AFR's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306 in cash by Cascade Resource Holdings Group, LLC (formerly U.S. Timberlands Holding Group, LLC, a Delaware limited liability company (“Holdings Group”) in which John Rudey, the Chairman of the Board of the Company holds a controlling interest. The Company also acquired all of the senior preferred membership interests in AFR (the "Senior or Preferred LLC Interests") for its contribution to AFR of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and 6% thereafter of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at AFR's option for a redemption price equal to the agreed upon value of the Preferred LLC Interests, either in cash or timberlands, plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, AFR's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the Common LLC Interests.

     On September 14, 2001, management of AFR was taken over by American Forest Services, LLC ("American Forest Services,” formerly U.S. Timberlands Services Yakima, LLC), a wholly owned subsidiary of the Manager of the Company. American Forest Services is paid a fee equal to 2% of the agreed upon valuation of the assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of AFR's earnings before interest, taxes, depletion, depreciation and amortization. Such fees charged to operations by AFR amounted to $3,133 in 2004, $3,033 in 2003 and $2,555 in 2002.

     In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from AFR for $1,300. These timber cutting rights expired in June 2003.

     In December 2000, the Company sold approximately 8,000 acres of timberland located in Central Oregon to AFR for $2,900.

     During 2001, the Company contributed cutting rights and timberland located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred LLC Interest in AFR. Terms of the additional senior Preferred LLC Interest acquired are the same terms as the senior Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interest at its cost for the cutting rights and timberland of approximately $16,300. All property that has

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

been contributed for the Company's Preferred LLC Interest in AFR has been pledged as collateral by AFR under its credit facility with its lender.

     In March 2001, the Company purchased timber cutting rights for approximately 17.2 million board feet from AFR for $4,500. These timber cutting rights expired in March 2004.

     In September 2001, the Company sold timber cutting rights for approximately 80.6 million board feet to AFR for $12,000. These timber cutting rights expired in August 2004.

     In November 2001, the Company sold timber cutting rights for approximately 44.8 million board feet to AFR for $7,000. These timber cutting rights expired in October 2004.

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

In November 2002, the Company sold timberland to AFR for $4,700.

     During 2002, the Company contributed timberland located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $18,500 and were added to the liquidation preference of the Company's Preferred LLC Interest in AFR. Terms of the additional Preferred Interest acquired are the same terms as the Preferred Interest previously issued to the Company. The Company recorded its additional Preferred Interest at its cost for the timberland of approximately $18,300. All property that has been contributed for the Preferred Interest in AFR has been pledged as collateral by AFR under its credit facility with its lender.

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

     In addition to the preceding, in May of 2003, the Company sold approximately 21,000 acres to American Forest Services, LLC (“AFS”) for $8,300.

      In December of 2003, the Company sold approximately 1,000 acres to AFS for $1,900.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

     In December 2003, the Company sold timber cutting rights for approximately 34,965 million board feet to AFS for $4,756. These timber cutting rights expire in December 2006.

     Also, in December 2003, the Company sold seedlings to AFR for $300.

     Gross profits realized on the Company's sales of timber cutting rights to AFR, to the extent of the Company's ownership interest in AFR, have been eliminated and are recognized in operations upon AFR's sale of the timber to third parties with corresponding adjustments to the carrying value of the investment in AFR. In addition, the Company's equity in net income (loss) of affiliate has been adjusted to eliminate its share of gross profits realized by AFR on sales of timber cutting rights to the Company, until the Company sells the timber to third parties.

Affiliate Credit Facility

     See the description of the Affiliate Credit Facility included in the Liquidity and Capital Resources section of Item 7.

Item 14. Principal Accounting Fees and Services

     The following chart shows the aggregate fees billed to the Company by Eisner LLP for professional services in the named categories for the years ended December 31, 2004 and December 31, 2003.

	2004	2003

Audit fees (1)	$330	$449
Audit related fees (2)	-	3
Tax fees (3)	50	100
Other fees	-	-

Total fees	$380	$552

(1)	Audit fees consists of professional services rendered in connection with the audit of the company’s annual financial statements, reviews of the Company’s annuals reports on Form 10-K, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, statutory audits and reviews of documents filed with the SEC.

(2)	Separately billed annual tax planning and IT audit work.

(3)	Preparation of annual tax returns

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements

     See "Index to Financial Statements" set forth on page F-l.

(3) Exhibits

+  3.3 - Third Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC (now known as Inland Fiber Group, LLC)

†10.2 - Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee

++10.12 - Amended and Restated Operating Agreement of U.S. Timberlands Yakima, LLC (now known as American Forest Resources, LLC)

# 10.13 - Management Agreement by and among U.S. Timberlands Klamath Falls, LLC and U.S. Timberlands Services Company, LLC, dated as of July 25, 2003

*21.1 - List of Subsidiaries

31.1 - Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act

31.2 - Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act

32.1 - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 7, 1997.

†   Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.

++ Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q filed on August 14, 2003

# Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q filed on November 19, 2003

+ Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K/A filed on May 18, 2004

(b) Reports on Form 8-K

     On April 11, 2005, the Company filed a Form 8-K reporting the resignation, on April 8, 2005, of a director.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2005.

INLAND FIBER GROUP, LLC

By: /s/ John M. Rudey John M. Rudey, Chairman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/	John M. Rudey	Chairman, President, and	April 14, 2005
Director (Principal Executive Officer)
John M. Rudey

/s/	Thomas C. Ludlow	Vice President, Treasurer	April 14, 2005
(Principal Financial Officer)
Thomas C. Ludlow

/s/	George R. Hornig	Director	April 14, 2005

George R. Hornig

/s/	John D. Layton	Director	April 14, 2005

John D. Layton

/s/	Mel A. Sachs	Director	April 14, 2005

Mel A. Sachs

I N L A N D F I B E R G R O U P , L L C A N D S U B S I D I A R Y
( f o r m e r l y U . S . T i m b e r l a n d s K l a m a t h F a l l s , L L C )

C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S

Contents	Page

Inland Fiber Group, LLC
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2004 and 2003	F-3
Consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002	F-4
Consolidated statements of changes in members' equity (deficiency) for the years ended	F-5
December 31, 2004, 2003 and 2002
Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002	F-6
Notes to consolidated financial statements	F-7

American Forest Resources, LLC

Report of Independent Registered Public Accounting Firm	F-22
Consolidated balance sheets as of December 31, 2004 and 2003	F-23
Statements of operations for the years ended December 31, 2004, 2003 and 2002	F-24
Statements of redeemable preferred member interest and common member's deficiency for
the years ended December 31, 2004, 2003 and 2002	F-25
Statements of cash flows for the years ended December 31, 2004, 2003 and 2002	F-26
Notes to financial statements	F-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
Inland Fiber Group, LLC

We have audited the accompanying consolidated balance sheets of Inland Fiber Group, LLC, and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in members’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Fiber Group, LLC and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in January 2005, the Company received a Notice of Default and Acceleration of maturity of the Notes from the Trustee under the Indenture governing the $225,000,000 of Senior Notes due in 2007, after the Trustee’s motion for summary judgment seeking a determination that an Event of Default had occurred under the Indenture was granted by the Delaware Court of Chancery. These events raise substantial doubt about the Company’s ability to continue as a going concern. As further described in Note 1, the Company continues to deny the existence of an Event of Default and in March 2005, filed an appeal of the Court’s order with the Supreme Court of the State of Delaware. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner, LLP
New York, New York
April 11, 2005

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Consolidated Balance Sheets
(in thousands)

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	180	1,447
Accounts receivable	207	530
Other receivables	592	332
Notes receivable	139	103
Prepaid expenses and other current assets	134	220

Total current assets	1,252	2,632

Timber and timberlands, net	84,247	129,002
Investment in affiliate	7,975	33,414
Property, plant and equipment, net	799	833
Notes receivable, less current portion	10	10
Other assets	150	-
Restricted cash	104	154
Deferred financing fees, net	1,948	2,623

Total assets	$96,485	$168,668

LIABILITIES AND MEMBERS' DEFICIENCY
Current liabilities:
Accounts payable	760	525
Accrued liabilities	451	749
Accrued bond interest	2,752	2,830
Deferred revenue	1,041	5,000
Payable to managing member and affiliates	58	46
Long-term debt declared in default by trustee	225,000	-

Total current liabilities	230,062	9,150

Long-term debt	-	225,000

Litigation (Note 13)

Members' deficiency:
Managing member's interest	(1,362)	(674)
Nonmanaging member's interest	(132,215)	(64,808)

	(133,577)	(65,482)

Total liabilities and members' deficiency	$96,485	$168,668

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Log and timber deed sales,
including $0 (2004), $4,200 (2003), and $9,900 (2002) to an affiliate	$13,821	$25,000	$42,256
Timber and property sales
including $0 (2004), $9,519 (2003) and $4,700 (2002) to an affiliate	28,120	10,129	5,763
By-products and other	2,379	2,001	1,455

	44,320	37,130	49,474

Cost of products sold:
Cost of timber harvested	(9,965)	(13,252)	(17,477)
Cost of timber and property sales	(38,714)	(9,952)	(7,273)
Fire loss	-	-	(591)
Depletion, depreciation and road amortization	(8,732)	(15,557)	(27,476)

	(57,411)	(38,761)	(52,817)

Gross loss	(13,091)	(1,631)	(3,343)

Management fee	(4,014)	(1,338)	-
Selling, general and administrative expenses	(3,529)	(5,100)	(7,518)
Equity in net loss of affiliate	(25,439)	(17,039)	(11,046)

Operating loss	(46,073)	(25,108)	(21,907)

Interest expense	(21,658)	(21,736)	(21,657)
Amortization of deferred financing fees	(675)	(675)	(675)
Interest income	30	12	13
Other income, net	281	190	158

Net loss	$(68,095)	$(47,317)	$(44,068)

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Consolidated Statements of Changes in Members' Equity (Deficiency)
(in thousands)

	Managing	Nonmanaging	Total
	Member's	Members'	Members'
	Interest	Interest	Equity
			(Deficiency)

Balance, December 31, 2001	$247	$24,418	$24,665
Net loss	(443)	(43,625)	(44,068)

Balance, December 31, 2002	(196)	(19,207)	(19,403)
Capital contribution	0	1,238	1,238
Net loss	(478	(46,839)	(47,317)

Balance, December 31, 2003	(674)	(64,808)	(65,482)
Net loss	(688)	(67,407)	(68,095)

Balance, December 31, 2004	$(1,362)	$(132,215)	$(133,577)

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net (loss)	$(68,095)	$(47,317)	$(44,068)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation, depletion, amortization and cost of
timber and property sold	47,177	25,509	34,749
Fire loss	-	-	574
Gain on disposal of assets	-	(19)	-
Amortization of deferred financing fees	675	675	675
Equity in net loss of affiliate	25,439	17,039	11,046
Other non-cash items	(93)	-	173
Changes in assets and liabilities:
Accounts receivable	323	498	(717)
Other receivables	(260)	(121)	69
Notes receivable	(36)	1,241	227
Prepaid expenses and other current assets	86	111	(106)
Accounts payable	235	(929)	120
Accrued liabilities	(139)	(410)	659
Deferred revenue	(3,959)	5,000	-
Payable to general partner and affiliate	(226)	(3)	(168)

Net cash provided by operating activities	1,127	1,274	3,233

Cash flows from investing activities:
Purchase of property, plant and equipment - net	(6)	-	(160)
Proceeds from sale of assets	-	26	-
Timber, timberlands and road additions	(2,438)	(1,984)	(3,096)
Restricted cash	50	(72)	(82)

Net cash used in investing activities	(2,394)	(2,030)	(3,338)

Cash flows from financing activities:
Capital contributions	-	1,238	-

Net cash provided by financing activities	-	1,238	-

Net increase (decrease) in cash and cash equivalents	(1,267)	482	(105)
Cash and cash equivalents, beginning of period	1,447	965	1,070

Cash and cash equivalents, end of period	$180	$1,447	$965

Supplemental cash flow information:
Cash paid for interest expense	$21,734	$21,658	$21,657

Noncash activities:
Contribution of timberlands for investment in affiliate	$-	$11,572	$18,317
Assets transferred in repayment of debt	$14	$-	$-

See notes to consolidated financial statements

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

1.   Business and Significant Accounting Policies:

Business

     The accompanying consolidated financial statements include the accounts of Inland Fiber Group, LLC (the “Company”), a Delaware limited liability company, and its wholly owned subsidiary, Fiber Finance Corp. (“Finance Corp.”), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for the Company’s Notes (defined below). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation. An investment in an affiliate is carried at cost, plus accrued dividends to the extent earned, reduced by losses in excess of the common members’ interest in the investee.

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

     Prior to July 2003, Pacific Fiber Company, LP, a master limited partnership (the “MLP”) (formerly U.S. Timberlands Company, L.P.), owned a 99% non-managing member interest in the Company. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in the Company.  Timber Resource Services, LLC (formerly known as U.S. Timberlands Services Company, LLC), the “Manager”) which is controlled by Cascade Resource Holdings, LLC, an entity owned by senior management, which also controls the common memebership interest for AFR, the Company's indirect parent, manages the business of the Company and owns a 1% non-voting membership interest in the Company.

Basis of Presentation

     The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 13, in December 2003, the trustee under the Indenture governing the Company’s $225,000 of Senior Notes, which mature in 2007, commenced litigation against the Company and others alleging, among other matters, that the Company has violated certain covenants contained in the Indenture. The Company has denied all of the allegations. In May 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. In December 2004, the Delaware Court of Chancery granted the Trustee’s motion for partial summary judgment and determined that an Event of Default had occurred under the Indenture governing the Company’s Senior Notes. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee pursuant to which the Trustee demanded payment and accelerated the Company’s obligations under the Senior Notes. These events raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to deny the existence of an Event of Default under the Indenture and in March 2005 appealed the ruling of the Delaware Court of Chancery to the Supreme Court of the State of Delaware. The

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  Subsequent to the Privatization Transaction, the 99% interest in the Company originally held by the MLP was transferred in a series of transactions to a newly-formed limited liability company, IFG Holdings, LLC. IFG Holdings, LLC is wholly owned by American Forest Resources, LLC (“AFR”), in which the Company holds a preferred equity interest. As part of this reorganization of the ownership structure of the Company, a Board of Directors was elected for the Company to supervise its operations and a new management arrangement was established under which the Manager, whose interest was converted into a 1% non-voting interest in the Company, provides comprehensive timber management services to the Company pursuant to a fee-based management agreement.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

Revenue Recognition

     Revenue on delivered log sales is recognized upon delivery to the customer. Revenue on timber deeds and timber and property sales is generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company’s trade accounts and notes receivable are derived from sales to third party wood processors. The Company’s four largest, non-affiliated customers accounted for approximately 31%, 14%, 14%, and 12% of the Company’s aggregate net revenues from log and timber deed sales for the year ended December 31, 2004. In 2003, four customers represented approximately 19%, 13%, 11% and 11% respectively, of aggregate net revenues from log and timber deed sales. In 2002, one customer accounted for approximately 25% of aggregate net revenues from log and timber deed sales. No other single non-affiliated customer accounted for more than 10% of aggregate net revenues from log and timber deed sales in those years. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both.

     The Company periodically reviews its allowance for doubtful accounts and provides an estimated amount for such accounts, if required. As of December 31, 2004 and 2003, no allowance for doubtful accounts was required.

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

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

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

Deferred Financing Fees

Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt. The Company presents deferred financing fees net of accumulated amortization. The accumulated amortization of deferred financing fees as of December 31, 2004 and 2003 was $4,802 and $4,127, respectively. In the event the Company doesn’t prevail in the litigation discussed in “Note 1 - Basis of Presentation”, the unamortized balance will be written off.

Income Taxes

The Company is a limited liability company. Accordingly, the Company is not liable for federal or state income taxes since the Company’s income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

Unit-Based Compensation Plans

     Prior to the Privatization Transaction, the MLP had a Unit Option Plan which is described more fully in Note 9. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002

Net loss as reported	$(68,095)	$(47,317)	$(44,068)
Unit-based employee compensation determined under the
fair value method	$-	$-	$320
Net loss pro forma	(68,095)	(47,317)	(44,388)

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

No options were granted in 2004, 2003, and 2002.

Recent Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

The provisions of FIN 46 as revised were applicable to the Company as of March 31, 2004. The Company has considered the applicability of FIN 46 to its investment in its indirect

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

parent company, American Forest Resources, LLC (formerly U.S. Timberlands Yakima, LLC) and has concluded that American Forest Resources, LLC is not a variable interest entity and therefore its financial statements are not required to be consolidated with those of the Company pursuant to the provisions of FIN 46.

2. Timber and Timberlands:

Timber and timberlands consisted of the following at December 31:

	2004	2003

Timber and logging roads	$252,701	$281,367
Timberlands	11,970	19,269
Seed orchard and nursery stock	1,373	1,451

	266,044	302,087
Less accumulated depletion and road amortization	181,797	173,085

	$84,247	$129,002

3.  Investment in Affiliate:

     Since October 1999, the Company has owned a redeemable preferred member interest (“Preferred LLC Interest”) in American Forest Resources, LLC, (“AFR”), an affiliate accounted for under the equity method (see Note 8).

     As described in Note 1, in July 2003 the Company became an indirect subsidiary of AFR, as the result of a contribution to AFR of the 99% non-managing member’s interest in the Company previously owned by the MLP.

     The following summarized financial information for AFR is presented without consolidation of the Company’s assets, liabilities and results of operations to avoid duplication which would otherwise occur. AFR’s investment in the Company is accounted for by the equity method. The carrying amount of the investment reflects the purchase price paid by the investor group for the 63.6% acquired interest in the Privatization Transaction and the investor group’s carryover basis for the 36.4% interest owned prior to the transaction.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

Following is summarized financial information for AFR as of and for the years ended December 31:

	2004	2003	2002

Current assets	$1,384	$754	$2,091
Noncurrent assets, principally timber and timberlands	128,096	136,227	142,884
Investment in Inland Fiber Group, LLC	(63,712)	(12,272)	-
Current liabilities, including $124,220 of debt in default in 2004	133,833	5,886	9,811
Noncurrent liabilities - long-term debt	-	121,383	96,053
Redeemable preferred member interest (owned by the
Company)	50,683	50,683 (2)	39,111
Common member deficiency	(118,747)	(53,243)	-
Net sales	9,977	27,624	22,018
Gross profit (loss)	129	580	(1,449)
Loss before equity in the Company's loss	(16,655)	(9,926)	(11,225)

Equity in the Company's loss (1)	(51,440)	(33,407)	-

Net loss	$(68,095)	$(43,333)	$(11,225)

(1) Reflects (a) charges of $8,784 in 2004 and $7,152 in 2003 related to the amortization of $43,287 excess cost over deficiency in net assets attributable to 63.6% acquired interest and (b) benefit of $3,984 representing share of the Company’s net loss for 2003 attributable to 63.6% acquired interest, prior to acquisition.

(2) Represents balance at beginning of year increased by $11,572 contribution of timberlands by the Company during 2003.

4. Property, Plant and Equipment:

    Property, plant and equipment consisted of the following at December 31:

	2004	2003

Equipment	$322	$545
Buildings and improvements	995	995

	1,317	1,540
Less accumulated depreciation and amortization	518	707

	$799	$833

5. Affiliate Credit Facility:

The Company had a credit facility with an affiliate of the Manager (the “Affiliate Credit Facility”) consisting of a revolving line of credit up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

Journal plus applicable margin, which was based on the Company’s leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company had sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party, but has been unable to obtain a working capital credit facility in amounts to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have agreed to make short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. During 2004, there were no borrowings from affiliated lenders. The affiliate has made no commitment to continue to lend funds to the Company, and each request is considered on a case by case basis.

     There were no outstanding borrowings from affiliated lenders at December 31, 2004 and 2003. Peak borrowings were $0 and $424 from affiliated lenders during 2004 and 2003, respectively. No interest and commitment fees were paid to the affiliate in 2002, 2003 and 2004.

6. Long-Term Debt:

     The $225,000 of Senior Notes (the “Notes”), which were issued in 1997, were issued jointly and severally by the Company and Finance Corp., a wholly owned subsidiary of the Company (collectively, the “Issuers”). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

     The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2004 and 2003, the Company was and presently is prohibited from making distributions to its members. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture, had placed $662 in a restricted account during the first quarter of 2003 only to be used in ways prescribed in the Indenture. A balance of $0 remained in the restricted account as of December 31, 2004. As of December 31, 2004, the Company believed it was in compliance with the covenants contained in the Notes.  However, the Trustee under the Indenture has alleged and the Court of Chancery of the State of Delaware has determined, which determination is being appealed, that the Company has violated certain covenants contained in the Indenture (see Note 13 for a description of this litigation.) Furthermore, in January 2005, the Trustee sent the Company a Notice of Default and Acceleration pursuant to which the Trustee declared the unpaid principal and any accrued interest on the Notes to be immediately due and payable. Accordingly, the Notes have been classified as a current liability in the accompanying balance sheet at December 31, 2004.

     The Company timely paid to the Trustee the semi-annual interest payment on the Notes due November 15, 2004. The Company subsequently became aware that the Trustee withheld approximately $4.8 million, which was reduced to approximately $2.8 million, from such

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

payment to fund its cost of litigation and paid the Noteholders a corresponding reduced amount of interest. The Company believes the Trustee did not have the right to withhold such amount and is responsible to pay such interest to the Noteholders and has commenced litigation against the Trustee (see Note 13).

   The next semi-annual interest payment on the Notes is due May 15, 2005, subject to a 30 day grace period. The Company is considering its options regarding such payment given the pendency of the litigation and the acceleration of the Notes. There is substantial risk that the Company may not make this interest payment.

7. Members’ Equity:

     As provided in the Company’s Operating Agreement, income and losses are allocated 99% to IFG Holdings, LLC and 1% to the Manager.

8. Certain Relationships and Related Party Transactions:

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

On September 1, 2003, the Company completed a management agreement with the Manager. The new management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company’s behalf. The new management agreement, provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly. For the period September 1 through December 31, 2003, fees of $1,338 were incurred under the management agreement and for 2004 the amount incurred was $4,014.

As of December 31, 2004 and 2003, the Company had accrued management fees of $257 and $46, respectively. During 2004, 2003, and 2002 expenses (included in selling, general and administrative expenses) allocated to and reimbursed by the Company to the Manager totaled $290, $2,191, and $3,323, respectively.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

Consulting Agreements

     Through June 2003, the Manager had consulting agreements with affiliates of certain persons who were directors of the Manager during the terms of such consulting agreements, pursuant to which each such person or firm had provided consulting services to the Manager. The agreements provided for an annual retainer of $25, plus an hourly rate for services rendered at the request of the Manager. Payments by the Manager related to consulting agreements in 2004, 2003 and 2002 amounted to $0, $56 and $112, respectively. Such fees were reimbursed to the Manager by the Company. The consulting agreements were discontinued in July 2003.

Investments in and Transactions with Affiliates

     In October 1999, the Company made an investment in AFR, an unconsolidated affiliate. AFR, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The MLP contributed to AFR $294 of cash for 49% of AFR’s common interests (the “Common LLC Interests”). The remaining Common LLC Interests were acquired for $306 in cash by Cascade Resource Holdings Group, LLC (formerly U.S. Timberlands Holdings Group, LLC) (“Holdings Group”), a Delaware limited liability company in which John Rudey, the Chairman of the Board of the Company, holds a controlling interest. The Company also acquired all of the senior preferred interests in AFR (the “Senior or Preferred LLC Interests”) for its contribution to AFR of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and 6% thereafter of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at AFR’s option for a redemption price equal to the agreed upon value of the Preferred LLC Interests, either in cash or by returning the contributed timberlands, plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, AFR’s net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus accrued dividends to the extent earned, reduced by losses in excess of the Common LLC Interests.

     On September 14, 2001, management of AFR was taken over by American Forest Services, LLC (“AFS”), a wholly owned subsidiary of the Manager of the Company. AFS is paid a fee equal to 2% of the agreed upon valuation of the total timber and timberland assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of AFR’s earnings before interest, taxes, depletion, depreciation and amortization. Such fees charged to operations by AFR amounted to $3,133 in 2004, $3,033 in 2003 and $2,555 in 2002. The MLP and the Company granted Holdings Group an irrevocable proxy to vote its Common and Preferred LLC Interests.

     In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from AFR for $1,300. These timber cutting rights expired in June 2003.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

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

In September 2001, the Company sold timber cutting rights for approximately 80.6 million board feet to AFR for $12,000. These timber cutting rights expired in August 2004.

In November 2001, the Company sold timber cutting rights for approximately 44.8 million board feet to AFR for $7,000. These timber cutting rights expired in October 2004.

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

In addition to the preceding, in July 2002, the Company purchased timber cutting rights for approximately 5.1 million board feet from AFS for $500. These timber cutting rights expire in July 2005.

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

In addition to the preceding, in May 2003, the Company sold approximately 21,000 acres to AFS for $8,334.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

    In December 2003, the Company sold approximately 1,000 acres to AFS for $1,185.

   In December 2003, the Company sold timber cutting rights for approximately 34,965 million board feet to AFS for $4,200. These timber cutting rights expire in December 2006.

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

   As of December 31, 2004, AFR was in default under the Credit Facility, due to, among other defaults, the failure to make principal amortization payments on outstanding Notes amounting to $122,880. On February 10, 2005, AFR entered into a Forbearance Agreement pursuant to which the Insurer of the Credit Facility has agreed to forbear, and has instructed the Trustee to forbear, from exercising remedies from the existence of specified defaults from the effective date of the Agreement through no later than May 10, 2005. Upon expiration of the forbearance period, the Insurer or Trustee may accelerate the maturity of the Notes. As part of the agreement, AFR has agreed to retain a Chief Restructuring Officer and present to the Insurer a restructuring plan which is acceptable to the Insurer which shall contain a detailed proposal for curing the specified defaults and a five-year business plan. The ultimate resolution of this matter will affect the Company’s ability to recover its investment in AFR.

9. Management Incentive Plans:

Unit Option Plans

      The MLP maintained a Unit Option Plan, which provided for the granting of options (the “Unit Options”) to employees and directors of the Manager who performed services for the Company. The plan permitted the grant of Unit Options covering 857,749 of the MLP’s Common Units. Unit Options granted under the MLP’s Unit Option Plan were determined by the Long-Term Incentive Plan Committee of the MLP’s Board of Directors (the “LTIP Committee”) and were granted at fair market value at the date of the grant. There were no Unit Options granted in 2002, 2003 or 2004. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units provided that the minimum quarterly distributions (as defined in the MLP Agreement) have been made.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

     The following table summarizes the activity related to unit options for three years ended December 31, 2004:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, December 31, 2001	687,007	$13.78
Unit options cancelled	(4,000)	12.69

Outstanding, December 31, 2002	683,007	13.77
Unit options cancelled	(102,000)	13.34
Unit options effectively cancelled with the Privitization Transaction	(581,007)	13.85

Outstanding, December 31, 2003 and 2004	-	-

     As of December 31, 2004, exercise prices for options outstanding were between $5.84 and $14.75 with a weighted average exercise price of $13.85 per unit. On June 26, 2003, as part of the merger, these options were converted into the right to receive $3.00 per unit which is below even the lowest exercise price. The Company has no expectation that any of the options will be exercised and they have effectively been cancelled.

10.  Fair Value of Financial Instruments:

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

b. Long-term debt – The estimated fair value of the Company’s long-term debt was approximately $101,000 and $117,000 at December 31, 2004 and 2003, respectively, based on published market quotations.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

11.    Quarterly Results (Unaudited):

	Quarter Ended

	December 31	September 30	June 30	March 31	Total Year

2004
Revenues	$21,672	$3,569	$16,494	$2,585	$44,320
Gross loss	(11,276)	(429)	(1,195)	(192)	(13,092)
Net (loss)	(29,588)	(12,557)	(13,120)	(12,830)	(68,095)

2003
Revenues	$10,826	$4,746	$14,727	$6,831	$37,130
Gross profit (loss)	(629)	(553)	(455)	6	(1,631)
Net (loss)	(12,587)	(12,345)	(12,274)	(10,111)	(47,317)

12. 401(K) Defined Contribution Plan:

     The Manager sponsors a 401(K) defined contribution plan which covers substantially all of its full-time employees the allocable costs of which were reimbursed by the Company. The amounts which were reimbursed by the Company pursuant to the management arrangement totaled $6 in 2004, $27 in 2003 and $45 in 2002.

13. Litigation and Other:

Fire Loss Risk

     In accordance with industry practice, the Company self-insures for fire loss.

Litigation

     On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(dollar amounts in thousands, except per unit amounts or otherwise noted)

management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants’ motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee’s motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants’ motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants’ appeal. Defendants’ filed their appeal brief on March 23, 2005. The Trustee’s answering papers are due on or before April 27, 2005. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding and a trial is expected to take place in June 2005. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

     On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.825 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes (see Note 6). On January 13, 2005, the Trustee filed its Answer and Counterclaim, seeking payment from the Company and Finance Corp. for its expenses in the litigation described above.  The Company believes it has a meritorious claim against the Trustee and intends to pursue its action and vigorously defend against the Trustee’s counterclaim, which the Company believes to be without merit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
American Forest Resources, LLC

We have audited the accompanying consolidated balance sheets of American Forest Resources, LLC (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, redeemable preferred member interest and common members' (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Forest Resources, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2004, the Company is in default under its Credit Facility and in February 2005, entered into a Forbearance Agreement pursuant to which the Insurer of the Credit Facility has agreed to forbear, and has instructed the Trustee to forbear, from exercising remedies from the existence of specified defaults through no later than May 10, 2005. Upon expiration of the forbearance period, the Insurer of Trustee may accelerate the maturity of the amount payable under the Credit Facility. In addition, as discussed in Note 1, in January 2005, Inland Fiber Group, LLC, the Company’s subsidiary received a notice of default and acceleration of maturity of Notes payable from the Trustee under the indenture governing the $225,000,000 of Senior Notes due in 2007 after the Trustee’s motion for summary judgment seeking a determination that an Event of Default had occurred under the Indenture was granted by the Delaware Court of Chancery. These events raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner, LLP
New York, New York
April 11, 2005

AMERICAN FOREST RESOURCES, LLC

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $19
at December 31, 2004 and $20 at December 31, 2003)	$342	$1,616
Accounts receivable	579	832
Due from managing member and affiliates	54	-
Other receivables	79	427
Notes receivable	774	158
Prepaid expenses and other current assets	271	353
Restricted cash related to debt in default	15,357	-

Total current assets	17,456	3,386

Timber and timberlands, net	197,475	246,319
Equipment, net	873	849
Restricted cash	104	14,146
Deposits	-	52
Interest rate cap agreement	302	1,030
Notes receivable, less current portion	10	10
Deferred financing costs, net	708	5,339
Other assets	150	-

Total assets	$217,078	$271,131

LIABILITIES AND MEMBERS' DEFICIENCY
Current liabilities:
Accounts payable	$795	$1,988
Accrued interest	3,185	$3,192
Other accrued liabilities	1,589	$878
Current portion of long-term debt	-	3,370
Long-term debt - in default	124,225
Long-term debt of IFG subsidiary declared in default by Trustee
(net of unamortized discount of $27,533)	197,467
Short-term notes	-	588
Due to affiliate	7,523	20
Customer deposits	1,041	5,000

Total current liabilities	335,825	15,036

Long-term debt (net of unamortized discount of $37,045), less
current portion	-	309,338

Commitments and contingencies (Note 10)

Common members' deficiency	(118,747)	(53,243)

	$217,078	$271,131

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC

STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended December 31,

	2004	2003	2002

	Consolidated	Consolidated
Revenues:
Log and timber deed sales, including $605 (2004)
and $4,756 (2003) to an affiliate and $1,261 (2002) to preferred member	$23,798	$38,617	$20,215
Timber and property sales, including $10,200 (2003) to an affiliate	28,120	24,729	1,800
By-products and other	2,089	2,203	3

	54,007	65,549	22,018

Cost of products sold:
Cost of timber harvested	14,296	20,543	10,654
Cost of timber and property sales	38,876	24,621	1,322
Depletion, depreciation and road amortization	13,602	21,826	10,664
Fire loss	-	-	827

	66,774	66,990	23,467

Gross loss	(12,767)	(1,441)	(1,449)

Operating expenses:
Selling, general and administrative	6,524	7,221	1,882
Management fees	7,147	4,371	2,555

	13,671	11,592	4,437

Operating loss	(26,438)	(13,033)	(5,886)

Other income (expense):
Interest expense and commitment fees	(27,259)	(27,077)	(5,172)
Amortization of deferred financing fees (including write-off of $3,970 in 2004)
and debt discount	(14,177)	(7,763)	(374)
Interest income	175	234	160
Preacquisition loss of acquired interest	-	3,984	-
Other (expense) income, net	(396)	322	47

	(41,657)	(30,300)	(5,339)

Net (loss)	$(68,095)	$(43,333)	$(11,225)

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC

STATEMENTS OF REDEEMABLE PREFERRED MEMBER INTEREST AND COMMON MEMBERS' DEFICIENCY

(IN THOUSANDS)	Redeemable	Common	Note Receivable	Total Common
	Preferred	Members'	Pacific Fiber	Members'
	Member Interest	Deficiency	Company, LP	(Deficiency)

Balance, December 31, 2001	$32,019	$-	$-	$-
Timberlands and related cutting rights contributed	18,317	-	-	-
Net loss	(11,225)	-	-	-

Balance, December 31, 2002	39,111	-	-	-
Timberlands and related cutting rights contributed	10,467	-	-	-
Loan to finance Pacific Fiber Company, LP privatization transaction	-	-	(32,000)	(32,000)
Contribution by Pacific Fiber Company, LP of member interest in
IFG Holdings, LLC (owner of approximately 99% interest in Inland
Fiber Group, LLC*) after completion of privatization transaction	(49,578)	19,898	-	19,898
Cash contribution by Pacific Fiber Company, LP to Inland Fiber Group, LLC	-	1,238	-	1,238
Loan repayment Pacific Fiber Company, LP	-	-	954	954
Net loss	-	(43,333)	-	(43,333)

Balance, December 31, 2003	0	(22,197)	(31,046)	(53,243)
Loan repayment Pacific Fiber Company, LP	-	-	2,591	2,591
Net loss	-	(68,095)	-	(68,095)

Balance, December 31, 2004	$-	$(90,292)	$(28,455)	$(118,747)

* Owner of the Company's redeemable preferred member interest

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	Twelve Months Ended December 31,

	2004	2003	2002

	Consolidated
Cash Flows from Operating Activities:
Net Loss	$(68,095)	$(43,333)	$(11,225)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation, depletion and amortization and cost of timber
property sold	52,008	46,447	11,955
Fire loss	-	-	827
(Gain) loss on disposal of assets	-	(58)	3
Amortization of deferred financing fees and debt discount	14,178	7,764	374
Preacquisition loss of contributed interest	-	(3,984)	-
Accretion of discount on other long-term debt	68	83	96
Fair value adjustment of interest rate cap agreement	728	112	831
Change in assets and liabilities net of effect of contribution of IFG in 2003:
Accounts receivable	253	322	1,602
Receivable from preferred member	-	-	-
Other receivables	(243)	(135)	33
Notes receivable	(616)	1,267	(81)
Prepaid expenses and other current assets	82	58	34
Accounts payable and accrued expenses	(237)	66	(1,088)
Advance payment from customer	(3,959)	(4,000)	9,000
Payable to affiliate	7,503	(241)	-

Net cash provided by operating activities	1,670	4,368	12,362

Cash flows from investing activities:
Acquisition of timber and timberlands	(3,206)	(2,805)	(15,280)
Deposit on seedlings	-	-	(52)
Purchase of equipment	(92)	-	-
Proceeds from sale of assets	14	26	-
Cash acquired in connection with contribution of IFG	-	1,460
Loan to U.S.Timberlands Acquisitions Co., LLC	-	(32,000)	-
Repayment of principal of loan	2,590	954	-

Net cash used in investing activities	(694)	(32,365)	(15,332)

Cash flows from financing activities:
Capital contributions	-	1,238
Proceeds from bank credit facility	-	32,600	7,900
Payments made on bank credit facility	(221)	(3,900)	-
Advances from affiliates	(304)	324
Payments of other long-term debt	(375)	(365)	(365)
Deferred financing fees	(35)	(765)	(652)
Restricted cash, noncurrent portion	(1,315)	(1,273)	(5,982)

Net cash (used in) provided by financing activities	(2,250)	27,859	901

Net decrease in cash, cash equivalents and restricted cash	(1,274)	(138)	(2,069)
Cash, cash equivalents and restricted cash, beginning of year	1,616	1,754	3,824

Cash, cash equivalents and restricted cash, end of year	$342	$1,616	$1,755

Supplemental Cash Flow Information:
Cash paid during the year for interest	$26,909	$26,909	$5,334

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

1. Business and Significant Accounting Policies:

Business:

     The accompanying financial statements include the accounts of American Forest Resources, LLC ("AFR"), a Delaware limited liability company, and commencing in 2003, after approximately 99% of its members' interests were contributed to AFR (see Going Private Transaction below), Inland Fiber Group, LLC ("IFG"), a Delaware limited liability company, and IFG's wholly owned subsidiary, Fiber Finance Corp. ("Finance Corp."), collectively referred to hereafter as the “Company". Each of AFR, IFG and Finance Corp. changed names in December 2003. Finance Corp. serves as the co-obligor for IFG's Notes (defined below). It has nominal assets and does not conduct operations. All intercompany balances and transactions after the contribution have been eliminated in consolidation.

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

     Prior to July 2003, Pacific Fiber Company, LP, a publicly traded master limited partnership (the "MLP") (formerly U.S. Timberlands Company, LP) owned a 99% non-managing member interest in IFG. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in IFG. Timber Resource Services, LLC (formerly known as US Timberlands Services Company, LLC) (the "Manager") which is controlled by Cascade Resource Holdings, LLC, an entity owned by senior management, which also controls the common membership interest in AFR, manages the business of IFG and owns a 1% non-voting membership interest in IFG. The Manager also managed the business of AFR prior to September 14, 2001. Thereafter, management of AFR was taken over by American Forest Services, LLC, a wholly-owned subsidiary of the Manager. All management decisions related to the Company are made by the Manager or its subsidiary.

Going Private Transaction:

     On October 17, 2002, the MLP announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management (the "Privatization Transaction"). The group beneficially owned 36.4% of the combined outstanding limited partnership units of the MLP consisting of 16% of the common units and 98% of the subordinated units. The definitive agreement contemplated a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash,

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted

followed by a merger of the acquisition company with and into the MLP, pursuant to which each common limited partnership unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. In connection with the tender offer, approximately 71% of the MLP's common units were tendered. The remaining common units held by non-affiliates not purchased in the tender offer were converted into the right to receive $3.00 per common unit in the merger, which was completed on June 26, 2003.

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

Basis of Presentation:

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 7, as of December 31, 2004, the Company is in default under its Credit Facility due, among other defaults, to the failure to make principal amortization payments, not being in compliance with certain financial covenants, and the maturity of the IFG Notes being accelerated by the Trustee due to alleged defaults. On February 10, 2005, the Company entered into a Forbearance Agreement pursuant to which the Insurer of the Credit Facility has agreed to forbear, and instructed the Trustee to forbear, from exercising remedies from the existence of specified defaults from the effective date of the Agreement through no later than May 10, 2005. Upon expiration of the forbearance period, the Insurer or Trustee may declare the unpaid principal of and accrued interest on the Credit Facility to be immediately due and payable. In addition, as discussed in Note 7, in January 2005, IFG received a notice of default and acceleration of maturity of Notes payable from the Trustee under the Indenture governing the $225,000 of Senior Notes due in 2007 after the Trustee’s motion for summary judgment seeking a determination that an Event of Default had occurred under the Indenture was granted by the Delaware Court of Chancery. These events raise substantial doubt about the Company’s ability to continue as a going concern.

   As part of the Forbearance Agreement, the Company has agreed to retain a Chief Restructuring Officer and present to the Insurer a restructuring plan which is acceptable to the Insurer which shall contain a detail proposal for curing the specified defaults and a five-year business plan.  IFG continues to deny the existence of an event of default under the Note Indenture, and in March 2005, filed an appeal of the Chancery Court’s order with the Supreme Court of the State of Delaware. The ability of the Company to continue as a going concern is predicated upon a satisfactory restructuring plan being accepted by the Insurer and IFG ultimately prevailing in the litigation with the Trustee. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

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

     The Company’s three largest non-affiliated customers accounted for 22%, 17% and 11% of consolidated net revenues from log and timber deed sales for the year ended December 31, 2004 and for 30%, 11% and 11% of net revenues from log and timber deed sales for 2003. AFR largest customers accounted for 32%, 14% and 13% of its net revenues from log and timber deed sales in 2002. The loss of or a material decrease in business from any of these customers could have a material, negative impact on the Company's results of operations. Management does not, however, expect these relationships to be discontinued. No other single customer accounted for more than 10% of aggregate net revenues from log and timber deed sales in those years.

     Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both.

     The Company periodically reviews its allowance for doubtful accounts and provides an estimated amount for such accounts, if required. As of December 31, 2004 and 2003, no allowance for doubtful accounts was required.

Cash, Cash Equivalents and Restricted Cash:

     Cash equivalents consist primarily of highly liquid investments with maturities at date of purchase of 90 days or less.

     On September 14, 2001, AFR refinanced its then existing bank debt under an agreement with a new lender (see Note 7) which calls for a series of cash or letter of credit reserve accounts. The obligations under these reserve accounts were met with restricted cash totaling $15,387 and $14,011 at

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

Notes to the Financial Statements

(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

December 31, 2004 and 2003, respectively, of which $19 and $20 of restricted cash was available to meet the Company's short term obligations at December 31, 2004 and 2003, respectively. At December 31, 2004, the restricted cash is classified as a current asset as the related Credit Facility is in default (see Note 7) and classified as a current liability.

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

IFG operates and maintains a seed orchard and nursery. Costs incurred by the orchard and nursery to produce seed and seedlings utilized in the reforestation of IFG's timberlands are capitalized to seed orchard and nursery stock in the accompanying balance sheet. A certain amount of seed and seedling stock is sold to unaffiliated customers and is reflected as a component of by-products and other revenues in the accompanying statements of operations.

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

Deferred Financing Costs:

Deferred financing costs consist of fees and other costs incurred in connection with obtaining the related debt financing. The Company amortizes the deferred financing costs over the terms of the related debt. Deferred financing costs are presented net of accumulated amortization of $738 and $1,376 at December 31, 2004 and 2003, respectively. In 2004, the Company wrote-off $3,970 of unamortized financing costs related to its Credit Facility which is in default at December 31, 2004 due, among other defaults, to the Company’s failure to make required principal amortization payments (see Note 7). The

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

remaining balance of unamortized financing costs at December 31, 2004 amounting to $708 relates to debt of IFG which has been declared in default by the Trustee under the Note Indenture. IFG continues to deny the existence of an Event of Default and is involved in litigation with the Trustee under the Note Indenture. In the event IFG does not prevail in the litigation, the unamortized balance will be written off.

Income Taxes:

     AFR and IFG are limited liability companies. The companies are not liable for federal or state income taxes as their income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

Unit-Based Compensation Plans:

     Prior to the Privatization Transaction, the MLP had a Unit Option Plan which provided for the granting of options to purchase common limited partnership units in the MLP to employees and directors of the Manager who performed services for IFG. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," IFG had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. There would have been no effect on net loss for 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

Derivatives:

     The Company recognizes its interest rate cap derivative in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings (see Note 6).

2. Contribution of Member Interest in Inland Fiber Group, LLC ("IFG"):

     Subsequent to the completion of the Privatization Transaction (see Note 1), 100% of the partnership interests in the MLP were held by entities controlled by senior management, as compared with a 36.4% partnership interest held prior to announcement of the transaction. The MLP, which

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

Notes to the Financial Statements

(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

together with one such entity owns indirectly through holding companies the entire outstanding common membership interest in AFR, contributed its 99% member interest in IFG to AFR. IFG also is the owner of AFR's redeemable preferred member interest. The results of operations of IFG have been included in the consolidated financial statements from January 1, 2003. Losses for the period from January 1, 2003 through March 6, 2003 (the date of completion of the tender offer) attributable to the 63.6% interest acquired by senior management in the Privatization Transaction have been shown separately in the accompanying statement of operations as a reduction in the consolidated loss.

The contribution to AFR of IFG has been recorded at $19,898 which reflects the cost of $26,961 including acquisition expenses, paid by an entity controlled by senior management for the 63.6% acquired interest in the MLP, reduced by $7,063 representing the carryover basis for the 36.4% interest in the deficiency in the net assets of the MLP at December 31, 2002 attributable to an entity controlled by senior management prior to the transaction, which deficiency includes 36.4% of the cumulative losses of AFR charged to the preferred member interest. In accordance with accounting principles applicable to business combinations, the excess ($43,287) of cost over deficiency in net assets attributable to the 63.6% acquired interest in the MLP has been principally recorded as a $44,075 reduction of long-term debt based on the quoted market price of the $225,000 publicly traded notes of IFG. Such discount is being amortized by the effective yield method over the term of the debt (see Note 7). The following summarizes the allocation of the recorded amount of the contribution to the assets and liabilities of IFG.

		($000)

Current assets, including cash of $1,460	$	4,426
Timber and timberlands, net		156,663
Investment in redeemable preferred member interest in AFR		44,723
Property, plant and equipment		898
Restricted cash		87
Deferred financing costs		1,200
Notes receivable, less current portion		10

Total assets		208,007

Current liabilities		7,184
Long-term debt, net of discount of $44,075		180,925

Total liabilities		188,109

Net assets contributed	$	19,898

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

3. Timber and Timberlands:

      Timber and timberlands consisted of the following at December 31:

	2004	2003

	Consolidated Consolidated

Timber and logging roads	263,219	291,311
Timberlands	45,598	52,897
Seed orchard and nursery stock	1,373	1,451
Water rights	119	119

	310,309	345,778

Less accumulated depletion and road amortization	112,834	99,459

	$197,475	$246,319

     In November 2002, AFR agreed to sell the Ochoco timberlands, which it had acquired from IFG, to an unrelated buyer for $14,600. In connection with this sale, AFR received a non-refundable deposit of $9,000 from the buyer of the property, which was reflected as a liability at December 31, 2002. The sale closed on November 8, 2003, at which time the $5,600 balance from the buyer was collected.

     Customer deposits of $1,041 and $5,000 at December 31, 2004 and 2003, respectively, represented an advance payment received by IFG from a customer.

4. Certain Timberland Transactions:

AFR Timberlands:

     On October 4, 1999, AFR acquired approximately 56,000 acres of timber and timberlands and approximately 700 acres of timber cutting rights from Boise Cascade Corporation for approximately $55,000 (the "Yakima Timberlands"). Substantially all of the purchase price was allocated to timber, timberlands and logging roads. The acquisition was financed through a Credit Facility obtained by AFR (see Note 7).

Acquisitions for Preferred LLC Member Interests (see Note 8):

     On October 4, 1999, AFR issued a redeemable preferred member interest (the "Preferred LLC Interest") to its affiliate, IFG, for IFG's contribution to AFR of approximately 54,000 acres of timberland located in Central Oregon (the "Antelope Timberlands"). AFR recorded the acquisition of timberlands (and the related Preferred LLC Interest) at IFG's basis for the timberlands of $18,850. This contribution had an agreed upon value of $22,000.

     On February 26, 2001, AFR issued a redeemable preferred member interest to IFG for IFG's contribution of approximately 80,640 thousand board feet (“MBF”) of timber located in Central Oregon. AFR recorded the acquisition of timber (and the related Preferred LLC Interest) at IFG's basis for the

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

Notes to the Financial Statements

(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

timberlands of $10,886. This contribution had an agreed upon value of $12,000 and was added to IFG's Preferred LLC Interest in AFR.

On June 30, 2001 AFR issued a redeemable preferred member interest to IFG for IFG's contribution of approximately 30,585 MBF of timber located in Central Oregon. AFR recorded the acquisition of timber (and the related Preferred LLC Interest) at IFG's basis for the timberlands of $5,403. This contribution had an agreed upon value of $6,500 and was added to IFG's Preferred LLC Interest in AFR.

     On December 20, 2002, AFR issued a redeemable preferred member interest to IFG for IFG's contribution of approximately 55,000 acres of timberland located in Central Oregon (the "Camp 6" Timberlands). AFR recorded the acquisition of timberlands (and the related Preferred LLC Interest) at IFG's basis for the timberlands of $14,363. This contribution had an agreed upon value of $14,100.

On December 20, 2002, AFR issued a redeemable preferred member interest to IFG for IFG's contribution of approximately 22,500 acres of timberlands located in Central Oregon (the "West Chemult" Timberlands). AFR recorded the acquisition of timberlands (and the related Preferred LLC Interest) at IFG's basis for the timberlands of $3,954. This contribution had an agreed upon value of $4,400.

During the period from January 1, 2003 through March 6, 2003 (the date of completion of the tender offer), AFR issued redeemable preferred member interests to IFG for IFG's contributions of timberlands located in Central Oregon. AFR recorded the acquisitions of timberlands (and the related Preferred LLC Interest) at IFG's basis for the timberlands of $10,546. These contributions had an agreed upon value of $12,900.

Timber Deed Purchases from and Sales to Affiliates:

     On December 29, 2000, AFR purchased approximately 8,000 acres of timberland located in Central Oregon (the "Yainax" Timberlands) from its affiliate, IFG, for $2,900. Substantially all of the purchase price was allocated to timber, timberlands and logging roads.

     During 2001, AFR purchased 125,400 MBF of timber located in Central Oregon from IFG for $19,000. All of the purchase price was allocated to timber. The timber deeds expired in August and October 2004.

     During June 2000, AFR sold timber cutting rights for approximately 4,200 MBF to IFG for $1,300. Those cutting rights expired in June 2003.

     During March 2001, AFR sold timber cutting rights for approximately 17,200 MBF to IFG for $4,500. These cutting rights expired in March 2004.

     On April 30, 2002, AFR sold timber cutting rights for approximately 5,100 MBF to an affiliate, U.S. Timberlands Services Yakima, LLC (now known as American Forest Services, LLC) for $516. Those cutting rights expired in March 2005.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

     On June 12, 2002, AFR purchased approximately 87,300 MBF of timber located in Central Oregon from IFG for $9,900. All of the purchase price was allocated to timber.

     On November 13, 2002, AFR purchased the underlying approximately 45,000 acres of timberland located in Central Oregon (the "Ochoco" Timberlands) from IFG for $4,700. Substantially all of the purchase price was allocated to timberlands and logging roads.

     On August 30, 2002, AFR sold timber cutting rights for 12,000 MBF to IFG for $1,261. Those cutting rights expired in August 2003.

     In May 2003, IFG sold approximately 21,000 acres of timberland to American Forest Services, LLC (“AFS”) for $8,300.

      In December 2003, IFG sold approximately 1,000 acres of timberland to AFS for $1,900.

     In December 2003, IFG sold timber cutting rights for approximately 34,965 MBF to AFS for $4,756. These timber cutting rights expire in December 2006.

      In July 2004 AFR sold timber cutting rights for approximately 5,300 MBF to Cle Elum Resources for $300. These timber cutting rights expire in December 2007.

      In August 2004 AFR sold timber cutting rights for approximately 1,723 MBF to Cle Elum Resources for $305. These cutting rights expire December 2007.

5.  Equipment:

      Equipment consisted of the following at December 31:

	2004	2003

Equipment	$1,053	$1,206
Less accumulated depreciation	180	357

	$873	$849

6.  Interest Rate Cap Agreement:

     In September 2001, AFR entered into an interest rate cap agreement, which expires in September 2013, and which will provide AFR with interest rate protection should the interest rate payable on its long-term debt incurred in 2001 (see Note 7) exceed 8% per annum. The agreement was purchased for $2,270, payable in varying monthly amounts through September 2013. The agreement is carried at fair value at the end of each financial reporting period, and changes in its value are recorded currently in operations. Should interest rates on AFR's long term debt exceed 8% per annum, the cap agreement will become effective as a cash flow hedge and periodic changes in its value related to remaining future interest payments will be recorded in other comprehensive income. Interest expense and commitment fees include $659 (2004), $196 (2003) and $940 (2002) related to the interest rate cap.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

7	.	Long-Term Debt:

			2004	2003

		Notes payable under AFR Secured Credit Facility - in default in 2004	$122,880	$123,100
		IFG Senior Notes, 9 5/8%, due November 15, 2007;
		principal amount $225,000, less discount of $27,533
		and $37,045 - declared in default by Trustee in 2004	197,467	187,955
		Other long-term debt - in default in 2004	1,345	1,653

			321,692	312,708

		less debt in default or declared in default in 2004 and current
		maturities in 2003	(321,692)	(3,370)

		Long-Term Debt	$-	$309,338

AFR Credit Facility:

     On September 14, 2001, AFR entered into a Credit Facility with BNY Midwest Trust Company as Trustee and MBIA Insurance Corporation as Insurer (the "Refinancing Facility"). The Refinancing Facility provides for borrowings of up to a maximum of $127,000 for a term of 12 years. The Refinancing Facility is collateralized by all of AFR's assets, which had a book value of approximately $134,000 at December 31, 2004. The Refinancing Facility indenture provides for floating rate note interest at the applicable commercial paper funding cost of AFR plus applicable margin (0.60% at December 31, 2004 and 2003). At December 31, 2004 and 2003, the effective rate was 2.44% and 1.79%, respectively. At December 31, 2004 and 2003, $122,880 and $123,100 respectively was outstanding in borrowings under the Refinancing Facility.

     Under the terms of the Refinancing Facility, the borrowing base is equal to 75% of the sum of eligible receivables and total timber and timberland value as determined by AFR and reviewed by an approved independent consultant on a quarterly basis. The borrowing base recalculation triggers a pay down of all borrowings under the Refinancing Facility in excess of the borrowing base. The Refinancing Facility required payment of interest only through October 15, 2004, and then required principal amortization in equal monthly installments for the next 108 months. AFR has not made any of the required amortization payments, which is an Event of Default under the Refinancing Facility.

     The Refinancing Facility contains certain restrictive covenants, including limits on the ability of AFR to make capital expenditures, make cash distributions (including the Preferred LLC Interest guaranteed return), incur liens and incur additional indebtedness and to make loans and investments. In addition, the Refinancing Facility contains certain financial covenants. In addition to failing to make required amortization payments, AFR was not in compliance with some of these covenants at December 31, 2004. In addition to these defaults, an acceleration of the maturity of the IFG Notes which occurred in January 2005 (see IFG Senior Notes below) is an Event of Default under the Refinancing Facility.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

The Refinancing Facility also requires the establishment and maintenance of a series of restricted cash accounts controlled by the Indenture Trustee, into which substantially all of AFR's cash collections are required to be deposited. A portion of these funds is then released to AFR to pay debt service and operating expenses as provided for in the indenture governing the Refinancing Facility and a portion is allocated to the various long-term restricted cash accounts required by the indenture. The restricted cash accounts have been used to meet certain operating and debt service requirements. In addition, in conjunction with the Forbearance Agreement referred to below, $9,500 that was held in a restricted cash account was applied to reduce outstanding borrowings in February 2005. AFR expects that absent a modification of the provisions regarding the required amounts of the restricted cash accounts, it will not be able to fund these accounts to their required levels.

     In February 2005, AFR entered into a Forbearance Agreement with the Trustee, the Insurer, the Administrative Agent and the Noteholders, covering the failure to make amortization payments and other matters noted above. Under the terms of the agreement, the Insurer has agreed to forbear, and instructed the Trustee to forbear from exercising remedies from the existence of specified defaults during the period from the effective date of the Agreement through no later than May 10, 2005. In connection therewith, the Company has agreed to retain a Chief Restructuring Officer and present to the Insurer and the Administrative Agent a restructuring plan which is acceptable to the Insurer. The plan shall contain a detailed proposal for curing the specified defaults and a comprehensive five-year business plan. In addition, American Forest Services, LLC, the Manager of the Company, has agreed to continue to pay all operating expenses of the Company. American Forest Services, LLC, has further agreed that any of the amounts due from the Company for reimbursement for operating expenses paid on behalf of the Company prior to January 9, 2005, and remaining unreimbursed as of the effective date of the Agreement, shall not be payable until the Refinancing Facility is fully repaid. The Forbearance Agreement expires on May 10, 2005. The Company anticipates negotiating an extension of the Forbearance Agreement at that time.

     As of December 31, 2004, amounts payable to the Manager amounted to $7,523, all of which remained outstanding at the effective date of the Agreement. Such amount is classified as a current liability in the 2004 balance sheet.

     Upon expiration of the forbearance period, the Insurer or Trustee may declare the unpaid principal of, and any accrued interest on, the Refinancing Facility to be immediately due and payable. Accordingly, the Refinancing Facility has been classified as a current liability in the 2004 balance sheet.

IFG Senior Notes:

      In 1997, IFG and Finance Corp., a wholly owned subsidiary of IFG (collectively, the "Issuers"), jointly and severally issued $225,000 of 9-5/8% Senior Notes due 2007 (the "Notes"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

     The Notes contain certain restrictive covenants, including limiting the ability of IFG and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

excess of certain limitations. Under certain restrictive covenants, during 2004 and 2003, IFG was and presently is prohibited from making distributions to its members. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, IFG exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture, had placed $662 in a restricted account during the first quarter of 2003 only to be used in ways prescribed in the Indenture. There were no funds in the restricted account as of December 31, 2004.

     As of December 31, 2004, IFG believed it was in compliance with the covenants contained in the Notes. However, the Trustee under the Indenture has alleged and the Court of Chancery of the State of Delaware has determined, which determination is being appealed, that the Company has violated certain covenants contained in the Indenture (see Note 10 for a description of this litigation). Furthermore, in January 2005, the Trustee sent IFG a Notice of Default and Acceleration pursuant to which the Trustee declared the unpaid principal of, and any accrued interest on, the Notes to be immediately due and payable. Accordingly, the Notes have been classified as a current liability in the accompanying balance sheet at December 31, 2004.

     IFG timely paid to the Trustee the semi-annual interest payment on the Notes due November 15, 2004. IFG subsequently became aware that the Trustee withheld approximately $4.8 million, which was reduced to approximately $2.8 million, from such payment to fund its cost of litigation and paid the Noteholders a corresponding reduced amount of interest. IFG believes the Trustee did not have the right to withhold such amount and is responsible to pay such interest to the Noteholders and has commenced litigation against the Trustee (see Note 10).

    The next semi-annual interest payment on the Notes is due May 15, 2005, subject to a 30 day grace period. IFG is considering its options regarding such payment given the pendency of the litigation and the acceleration of the Notes. There is substantial risk that IFG may not make this interest payment.

     As a result of purchase accounting adjustments resulting from the Privatization Transaction more fully described in Note 2, the $225,000 principal amount of the IFG Notes outstanding has been reduced for financial reporting purposes by $44,075, which amount is being accreted over the remaining term of the Notes by charges to operations. Through December 31, 2004, accretion totaled $16,542. In the event that IFG doesn’t prevail in the litigation with the Trustee, the unamortized discount, which amounted to $27,533 at December 31, 2004, will be written off to expense.

Other Long-Term Debt:

     Other long-term debt consists of amounts payable to a financial institution for the purchase in September, 2001, of an interest rate cap agreement (see Note 6). Payments are due monthly at the rate of $30 per month for 36 months, and thereafter at varying monthly amounts through September 2013. Each payment includes interest imputed at an effective rate of 4.7% per annum. The aggregate amount of payments due under this agreement at December 31, 2004 and 2003 was $1,523 and $1,915 respectively, before the discounts for imputed interest of $176 and $262, respectively. The Company’s default under its secured Credit Facility has resulted in a default under the interest rate cap obligation which, accordingly, has been classified as a current liability in the accompanying 2004 balance sheet.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

8. Common Member’s Interest and Redeemable Preferred LLC Interest:

Common Interests:

     Concurrent with the acquisition of the ”Yakima Timberlands” (see Note 4), Cascade Resource Holdings Group, LLC and the MLP contributed $306 and $294, respectively, for common member interests of 51% and 49%, respectively, (the "Common Interests") in AFR.

     As a result of the refinancing transaction entered into by AFR in September 2001, the Common Interests in AFR are now held through a holding company, AFR Holdings II, LLC.

     As provided in IFG's Operating Agreement, income and losses are allocated 99% to IFG Holdings, LLC and 1% to the Manager.

Preferred LLC Interest:

     Concurrent with the acquisition of the ”Yakima Timberlands”, IFG contributed the Antelope Timberlands having an agreed upon value of $22.0 million for Preferred LLC Interests in AFR.

     At December 31, 2004 and 2003, as a result of contributions of timber cutting rights and additional timberlands by IFG to AFR, the agreed upon value of the Preferred LLC Interest aggregated $72,900 and $72,900 respectively (see Note 4). Terms of the Preferred LLC Interest include a cumulative annual guaranteed return of 5% of the agreed upon value through December 31, 2001 and 6% thereafter. Subject to the applicable law and the terms of any loan agreement then in effect, the Preferred LLC Interest is redeemable in whole or in part at AFR's option while its long-term debt is outstanding and for one year and one day thereafter, and at the preferred member's option thereafter, in each case, for a redemption price equal to the agreed upon value of the Preferred LLC Interest, payable either in cash or in timberlands, plus any portion of the guaranteed return not yet paid by the Company prior to the redemption date. As of December 31, 2004, the unpaid cumulative guaranteed return amounted to $13,754. The guaranteed return for 2004, 2003, 2002 and 2001 has not been recorded by AFR due to the absence of allocable net income for such years. No payments of the return have been made.

     The 2004 and 2003 financial statements reflect the consolidation of the accounts of AFR with IFG and the resultant elimination of the Preferred LLC Interest in consolidation.

Allocation of Income (Loss):

     As provided by AFR's operating agreement, income attributable to the Common Interests is generally allocated according to the percentage ownership of the outstanding Common Interests. However, through December 31, 2002, net losses exceeding the account balances of the Common Interest were allocated to the Preferred LLC Interest.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

Notes to the Financial Statements

(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

Note Receivable from Pacific Fiber Company, LP:

During 2003, AFR increased its outstanding loans under its Refinancing Facility by $32,000, and loaned such amount to the MLP (successor to US Timberlands Acquisition Co., LLC) to finance the Privatization Transaction. The loan receivable from the MLP bears interest at LIBOR plus 1 ½% per annum, and is due September 14, 2004 or such later date that AFR and the MLP may agree. Because the MLP’s principal asset is its indirect investment through holding companies in the common member's interest in AFR, and has no source of funds other than AFR with which to repay this loan, AFR has reflected the loan receivable as an increase in members' deficiency, and is not accruing interest receivable on this loan. Payments of principal and interest, if any, which are received by AFR, will be credited to members' deficiency as received. Payments of $954 and $2,590 were received in December 2003 and May 2004, respectively and were reflected as reductions of the note receivable.

9. Fair Value of Financial Instruments:

A summary of the fair value of the Company's financial instruments and the methods and significant assumptions used to estimate these values is presented below. The estimates require subjective judgments and are approximate.  Changes in methodologies and assumptions could significantly affect estimates.

Short-term financial instruments:

The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximate their carrying amounts in the financial statements due to the short maturities of such items.

Long-term debt:

The estimated fair value of AFR’s Notes payable under its secured Credit Facility is not practicable to be estimated at December 31, 2004, due to the debt being in default. The estimated fair value of the Notes approximates the carrying value of $123,100 at December 31, 2003, given the nature of the debt and because it is tied to major interest rate indexes.

The estimated fair value of IFG's long-term debt was approximately $101,000 and $117,000 at December 31, 2004 and 2003, respectively, based on published market quotations.

     The fair value of AFR’s obligation to a financial institution in connection with the purchase of an interest rate cap is not practicable to be estimated at December 31, 2004, due to the obligation being in default. The estimated fair value of the obligation was approximately $1,696 at December 31, 2003, based on quotations from such institution.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

10. Commitments and Contingencies:

Lease Agreement:

     IFG and AFR lease office facilities under non-cancelable operating leases expiring in October, 2007. Other office facilities are leased from a related party under a non-cancelable lease expiring in 2024. Rent expense was $47, $31, and $35 for the years ended December 31, 2004, 2003, and 2002, respectively.

Future minimum payments required under the lease agreements are:

2005	47
2006	49
2007	48
2008	24
2009	24
Thereafter	475

Total minimum lease commitments	$667

Log Supply Agreement:

     Concurrently with the acquisition of the ”Yakima Timberlands”, AFR entered into a log supply agreement with Boise Cascade Corporation ("Boise") to supply a volume of approximately 11 million board feet ("MMBF"), 25 MMBF, 25 MMBF, 9 MMBF, and 9 MMBF in 1999, 2000, 2001, 2002, and 2003, respectively, of merchantable timber to Boise at market prices. The term of the agreement was through November 2003 and it was not renewed.

Fire Loss:

     In accordance with industry practice, the Company self-insures for fire loss.

Affiliate Credit Facility:

     IFG had a Credit Facility with an affiliate of the Manager (the "Affiliate Credit Facility") consisting of a revolving line of credit up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on IFG's leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. IFG had sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party, but has been unable to obtain a working capital Credit Facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. While IFG continues to seek a Credit Facility from an unaffiliated source, affiliated lenders have agreed to make

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

short term advances to IFG, payable on demand to the affiliates, at an annual interest rate of 10%. During 2003, the maximum amount outstanding was $424, all of which had been repaid as of December 31, 2003. During 2004, there were no outstanding borrowings from affiliated lenders. There were no interest or commitment fees paid to the affiliate in 2003. The affiliate has made no commitment to continue to lend funds to IFG, and each request is considered on a case by case basis.

Litigation:

     AFR is involved in legal proceedings and claims arising in the normal course of business. In the opinion of management, the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's results of operations and financial position.

     On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against IFG, Finance Corp., the Manager, AFR, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that IFG violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of IFG violated their fiduciary duty to IFG and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that IFG has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by IFG to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, IFG agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants’ motion to dismiss. On May 17, 2004, IFG received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to IFG prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that IFG violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee’s motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, IFG received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants’ motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants’ appeal. Defendants’ filed their appeal brief on March 23, 2005. The Trustee’s answering papers are due on or before April 27, 2005. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding and a trial is expected

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

to take place in June 2005. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

     On December 7, 2004, IFG, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.825 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes (see Note 7). On January 13, 2005, the Trustee filed its Answer and Counterclaim, seeking payment from IFG and Finance Corp. for its expenses in the litigation described above. The Company believes it has a meritorious claim against the Trustee and intends to pursue its action and vigorously defend against the Trustee’s counterclaim, which the Company believes to be without merit.

11. Related Party Transactions:

AFR Transactions:

     On September 14, 2001, management of AFR was taken over by American Forest Services, LLC ("AF Services"), a wholly owned subsidiary of the Manager, which is paid a flat fee for management services equal to 2% of the agreed upon total timber and timberland asset valuation annually. Management fee expense charged to operations for the years ended December 31, 2004, 2003 and 2002 amounted to $3,133, $3,033 and $2,555. Reimbursed expenses (included in selling, general and administrative expenses) totaled $292 in 2004, $192 in 2003 and $205 in 2002.

     In July 2000, AFR entered into a Road Upgrade Agreement with Cascade Resource Holdings Group, LLC, which controls the common membership interest in AFR, whereby Cascade Resource Holdings Group, LLC is responsible for paying the costs of all road construction, reconstruction, improvements, upgrades, new or repaired bridges, culverts, fords and other stream-crossing structures on the AFR Timberlands. Cascade Resource Holdings Group, LLC charges a quarterly fee to the Company for use of the roads that have been built or upgraded per the agreement. There were no road use fees for 2004, 2003, or 2002.

      See Note 4 for timber deed purchases from and sales to, and other timberlands transactions with IFG.

IFG Transactions:

     Until September 1, 2003, the Manager did not receive any management fee or other compensation in connection with its management of IFG, but was reimbursed for all direct and indirect expenses incurred on behalf of IFG (including wages and salaries of employees, officers and directors of the Manager) and all other necessary or appropriate expenses allocable to IFG or otherwise reasonably incurred by the Manager in connection with the operation of IFG's business.

     On September 1, 2003, IFG entered into a management agreement with the Manager. The new management agreement replaced the prior arrangement under which IFG reimbursed the Manager for expenses incurred on IFG's behalf. The new management agreement provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly.

AMERICAN FOREST RESOURCES, LLC
Notes to the Financial Statements
(dollar amounts in thousands, except per unit amounts and unless otherwise noted)

       For the period September 1 through December 31, 2003, fees of $1,138 were incurred under the management agreement and for 2004 the amount incurred was $4,014.

     As of December 31, 2004 and 2003, IFG had a payable to the Manager for management fees of $284 and $46, respectively. During 2004 and 2003, expenses (included in selling, general and administrative expenses) allocated to and reimbursed by IFG totaled $290 and $2,191, respectively.

      See Note 4 for timber deed and other timberland transactions with AFS.

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