Form 10-Q
period 2005-03-31
INLAND FIBER GROUP LLC
filed 2005-05-13
CIK 1047739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Yes  ☐                 No ☒

			FORM 10-Q

			TABLE OF CONTENTS

PART	I	.	FINANCIAL INFORMATION (Unaudited)	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	1

Item	1	.	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	2

Item	1	.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	3

Item	1	.	Notes to Condensed Consolidated Financial Statements	4

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item	3	.	Quantitative and Qualitative Disclosure of Market Risk	14

Item	4	.	Controls and Procedures	14

Part	II		OTHER INFORMATION

Item	1		Legal Proceedings	15

Item	6	.	Exhibits	17

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2005	2004

Revenues	$2,164	$2,585
Cost of timber harvested	(1,426)	(1,602)
Cost of timber and property sales	—	(29)
Depletion, depreciation and road amortization	(1,026)	(1,146)

Gross loss	(288)	(192)

Management fee	(500)	(1,003)
Selling, general and administrative expenses	(424)	(1,171)
Equity in net loss of affiliate	(5,632)	(4,918)

Operating loss	(6,844)	(7,284)

Interest expense	(5,384)	(5,415)
Amortization of deferred financing fees	(168)	(169)
Other income, net	10	38

Net loss	$(12,386)	$(12,830)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	March 31,	December 31,
	2005	2004

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$334	$180
Accounts receivable	117	207
Other receivables	537	592
Notes receivable	106	139
Prepaid expenses and other current assets	114	134

Total current assets	1,208	1,252

Timber and timberlands, net	83,306	84,247
Investment in affiliate	2,342	7,975
Property, plant and equipment, net	789	799
Notes receivable, less current portion	10	10
Other assets	150	150
Restricted cash	104	104
Deferred financing fees, net	1,780	1,948

Total assets	$89,689	$96,485

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	1,454	760
Accrued liabilities	773	451
Accrued bond interest	8,136	2,752
Deferred revenue	168	1,041
Payable to managing member and affiliates	121	58
Long-term debt declared in default by trustee	225,000	225,000

Total current liabilities	235,652	230,062

Long-term debt	—	—

Members' deficiency
Managing member's interest	(1,487)	(1,362)
Nonmanaging members' interest	(144,476)	(132,215)

Total members' deficiency	(145,963)	(133,577)

Total liabilities and members' deficiency	$89,689	$96,485

* Derived from audited Consolidated Balance Sheet as of December 31, 2004
See notes to unaudited condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$229	$(1,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(75)	(78)
Sale (purchase) of property, plant and equipment - net	—	(2)

Net cash used in investing activities	(75)	(80)

Increase (decrease) in cash and cash equivalents	154	(1,254)
Cash and cash equivalents - beginning of period	180	1,447

Cash and cash equivalents - end of period	$334	$193

Supplemental cash flow information:
Cash paid for interest expense	$—	$78

See notes to unaudited condensed consolidated financial statements

    INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(In thousands, except as otherwise indicated)

1. Business and Basis of Presentation

Business

          The unaudited condensed consolidated financial statements include the accounts of Inland Fiber Group, LLC ("IFG"), a Delaware limited liability company, and its wholly owned subsidiary, Fiber Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for IFG's 9-5/8% Senior Notes due 2007 (the "Notes"). Finance Corp. has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation. As a result of a Privatization Transaction, the Company is an indirect 99% owned subsidiary of American Forest Resources, LLC (AFR) in which the Company owns a preferred interest.

          The primary activities of the Company are the growing of trees and the sale of logs and standing timber to third party wood processors and the sale of timberland. The Company's timber is located principally in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

Basis of Presentation

          These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such periods.

          The accompanying condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the indenture (the "Indenture") governing the Company's $225,000, 95/8 Senior Notes, due 2007, against the Company and others, alleging that the Company violated certain covenants contained in the Indenture. In May 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Company and other defendants (collectively the "Defendants") because the requisite notice

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. Oral arguments with respect to the appeal are scheduled for June 3, 2005. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. A hearing on the Company's motion is scheduled for June 2005. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

2.       Timber and Timberlands

          Timber and Timberlands consisted of the following:

	March 31,	December 31,
	2005	2004

Timber and logging roads	$252,704	$252,701
Timberlands	11,970	11,970
Seed orchard and nursery stock	1,445	1,373

	266,119	266,044
Less accumulated depletion and road amortization	182,813	181,797

	$83,306	$84,247

3.       Investment in Affiliate

          Since October 1999, the Company has owned a redeemable preferred membership interest ("Preferred LLC Interest") in AFR, an affiliate accounted for under the equity method. As mentioned in Note 1 to the Financial Statements, in 2003 the Company became an indirect  subsidiary of AFR as a result of a series of transactions culminating in the contribution to a subsidiary of AFR of the 99% non-managing member's interest in the Company previously owned by the master limited partnership (“MLP”).

          The following summarized unaudited financial information for AFR is presented on an AFR standalone basis without consolidation of the Company's results of operations to avoid duplication, which would otherwise occur.

	Three Months Ended	Three Months Ended
	March 31	March 31
	2005	2004

Net sales	$1,585	$1,980
Gross profit (loss)	(174)	189
Loss before equity
in the Company's Loss	(3,265)	(2,697)
Equity in Company's Loss (1)	(9,121)	(10,133)
Net loss	(12,386)	(12,830)

(1)	Reflects (a) charges of $2,307 and $2,146, respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (continued)
(In thousands, except as otherwise indicated)

4.       Unit-based Compensation Plans

          Prior to the Privatization Transaction, the MLP had a Unit Option Plan, which permitted the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. There would have been no effect on net loss for the three month period ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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
(In thousands, except as otherwise indicated)

Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. Oral arguments with respect to the appeal are scheduled for June 3, 2005. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

          On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee's failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. Subsequently, the Trustee reduced its holdback to $2.8 million. On January 13, 2005, the Trustee filed its Answer and Counterclaim, seeking payment of an undetermined amount from the Company and Finance Corp. for its expenses in the litigation described above. The Company believes it has a meritorious claim against the Trustee and intends to pursue its action and vigorously defend against the Trustee's counterclaim, which the Company believes to be without merit.

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

          The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, the Company was and presently is prohibited from making distributions to its members. Although the Company believes it was and is in compliance with the covenants contained in the Notes, the trustee under the indenture has alleged that the Company has violated certain covenants and has commenced litigation and also issued a notice of default, alleging issues already covered in its complaint as described in Note 5. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third appeal complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. Oral arguments with respect to the appeal are scheduled for June 3, 2005. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

7. Management Agreement

          Effective September 1, 2003, the Company entered into a new management agreement with the Manager. The management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company's behalf. The management agreement provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management and is payable monthly. In addition, the Company established its own Board of Directors to supervise the management of the Company.

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

Application of Critical Accounting Policies

          Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2005.

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

Current Market Conditions

          First quarter 2005 prices for finished wood products (e.g. lumber plywood and engineered wood products) increased slightly from fourth quarter prices. Plywood prices remained strong. Lumber prices increased with 2x4 and 2x6 leading the increases.

          Delivered log prices increased for all species except cedar. Price increases were due in part to an increased log size from our helicopter operations. Prices for veneer logs also began to increase. Cedar prices remained constant with fourth quarter 2004 prices.

Results of Operations

          Selected operating statistics for the Company:

	SalesVolume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2005
Three Months Ended March 31	6,982	—	348	$277	$—	$198

2004
Three Months Ended March 31	6,932	—	1,249	$317	$—	$158

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Revenues

          Revenues for the quarter ended March 31, 2005 were $2.2 million, a decrease of $0.4 million or 16% from revenues of $2.6 million for the same period in 2004. The decrease in

INLAND FIBER GROUP, LLC AND SUBSIDIARY

revenues during the first quarter of 2005 was caused by lower log sales of $0.3 million and lower timber deed sales of $0.1 million.

          Timber deed sales for the first quarter of 2005 were $0.1 million on volume of 0.3 million board feet ("MMBF"), a decrease of $0.1 million as compared to the same period in 2004, when timber deed sales were $0.2 million on 1.2 MMBF. The average timber deed price was $198 per thousand board feet ("MBF") during the first quarter of 2005, as compared to $158 per MBF for the same period in 2004.

          Log sales for the quarter ended March 31, 2005 were $1.9 million on volume of 7.0 MMBF, a decrease of $0.3 million as compared to the same period in 2004 when log sales were $2.2 million on 6.9 MMBF. The average sales price was $277 per MBF for the first quarter of 2005, as compared to an average $317 per MBF for the same period in 2004.

          In addition, property sales for the first quarter of 2005 were $0.0 million, as compared to $0.0 million for the same period in 2004.

Gross Profit

          The Company had a gross loss of $0.3 million in the first quarter of 2005 as compared to a gross loss of $0.2 million for the same period in 2004. As a percentage of sales, the gross loss was 7% and 13% in the 2004 and 2005 quarters.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses, excluding management fees, decreased by $0.8 million from $1.2 million in the first quarter of 2004 to $0.4 million in the first quarter of 2005. The decrease was primarily due to the elimination of expenses related to producing partnership tax returns for the public unit holders, decreased use of professional service consultants, and lower legal costs. Management fees decreased by $0.5 million from $1.0 million in the first quarter of 2004 to $0.5 million in the first quarter of 2005, due to a reduction in the valuation of total timber and timberland assets under management upon which the fee is calculated.

Equity in Net Loss of Affiliate

          Equity in net loss of affiliate was $5.6 million for the first quarter of 2005. This amount reflects the Company's share of the net loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. This compares to equity in net loss of affiliate of $4.9 million in the first quarter of 2004.

Financial Condition and Liquidity

Operating Activities

          Cash flows provided by operating activities during the three months ended March 31, 2005 were $0.2 million, as compared to cash used in operating activities of $1.2 million during the

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

same period in 2004. The $1.4 million increase is primarily due to the Company's lower selling, general and administrative and management fee expenses.

Investing Activities

          Cash flows used in investing activities were $0.1 million during both of the first three months of 2005 and 2004.

Financing Activities

          The agreement governing the Company's 9-5/8% Senior Notes due 2007 (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of March 31, 2005, the Company believes it was in compliance with the covenants contained in the Notes. See the succeeding paragraphs for a discussion of certain litigation against the Company, among others, relating to the Notes and the decision of the Delaware Court of Chancery with respect to the Company's compliance with such covenants. As of March 31, 2005, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

          Through the first three months of 2005, the Company funded its investing activities and met its cash requirements for debt service from operations and cash on hand.

          Cash required to meet the Company's debt service will be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001, the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short-term cash needs and meet debt service.

          Although the Company had been approached regarding certain debt restructuring scenarios, the ongoing litigation with the holders of the Notes described below has materially interfered with the Company's ability to pursue a number of such scenarios. While the Company

INLAND FIBER GROUP, LLC AND SUBSIDIARY

is still pursuing certain debt restructuring initiatives, discussions have been very preliminary and it is premature to assess the likelihood of pursuing any such scenario or other material transaction. The next semi-annual interest payment on the Notes is due May 15, 2005, subject to a 30-day grace period. The Company is currently evaluating alternatives to meet such payment, however, it is highly likely that if such payment were to be made, it would be made prior to the end of the 30-day grace period.

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding. Oral arguments with respect to the appeal are scheduled for

INLAND FIBER GROUP, LLC AND SUBSIDIARY

June 3, 2005. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

          On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee's failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. Subsequently, the Trustee reduced its holdback to $2.8 million. On January 13, 2005, the Trustee filed its Answer and Counterclaim, seeking payment of an undetermined amount from the Company and Finance Corp. for its expenses in the litigation described above. The Company believes it has a meritorious claim against the Trustee and intends to pursue its action and vigorously defend against the Trustee's counterclaim, which the Company believes to be without merit.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. While the interlocutory appeal is heard, the case in the Court of Chancery is proceeding. Oral arguments with respect to the appeal are scheduled for June 3, 2005. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

         On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee's failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. Subsequently, the Trustee reduced its holdback to $2.8 million. On January 13, 2005, the Trustee filed its Answer and Counterclaim, seeking payment of an undetermined amount from the Company and Finance Corp. for its expenses in the litigation described above. The Company believes it has a meritorious claim against the Trustee and intends to pursue its action and vigorously defend against the Trustee's counterclaim, which the Company believes to be without merit.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

ITEM 6.    EXHIBITS

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

Date:	May 13, 2005	INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow
Thomas C. Ludlow
Vice President and Treasurer
(Principal Financial Officer)