Form 10-Q
period 2005-06-30
INLAND FIBER GROUP LLC
filed 2005-08-15
CIK 1047739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes  ☐                 No ☒

			FORM 10-Q

			TABLE OF CONTENTS

PART	I	.	FINANCIAL INFORMATION (Unaudited)	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004	1

Item	1	.	Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004	2

Item	1	.	Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3

Item	1	.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	4

Item	1	.	Notes to Condensed Consolidated Financial Statements	5

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item	3	.	Quantitative and Qualitative Disclosure of Market Risk	17

Item	4	.	Controls and Procedures	17

Part	II		OTHER INFORMATION

Item	1	.	Legal Proceedings	18

Item	6	.	Exhibits	20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,

	2005	2004

Revenues (including $93 (2005) and $345 (2004) to affiliates)	$4,019	$16,494
Cost of timber harvested	(2,209)	(2,918)
Cost of timber and property sales	(55)	(9,915)
Depletion, depreciation and road amortization	(1,857)	(4,856)

Gross loss	(102)	(1,195)

Management fee	(500)	(1,003)
Selling, general and administrative expenses	(297)	(1,043)
Equity in net loss of affiliate	(2,342)	(4,356)

Operating loss	(3,241)	(7,597)

Interest expense	(5,401)	(5,385)
Amortization of deferred financing fees	(170)	(168)
Other income, net	30	30

Net loss	$(8,782)	$(13,120)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2005	2004

Revenues (including $93 (2005) and $345 (2004) to affiliates)	$6,183	$19,079
Cost of timber harvested	(3,635)	(4,520)
Cost of timber and property sales	(55)	(9,944)
Depletion, depreciation and road amortization	(2,883)	(6,002)

Gross loss	(390)	(1,387)

Management fee	(1,000)	2,006)
Selling, general and administrative expenses	(721)	(2,214)
Equity in net loss of affiliate	(7,974)	(9,274)

Operating loss	(10,085)	(14,881)

Interest expense	(10,785)	(10,800)
Amortization of deferred financing fees	(338)	(337)
Other income, net	40	68

Net loss	$(21,168)	$(25,950)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	June 30,	December 31,
	2005	2004

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$638	$180
Accounts receivable	1,011	207
Other receivables	331	592
Notes receivable	265	139
Prepaid expenses and other current assets	75	134

Total current assets	2,320	1,252

Timber and timberlands, net	81,989	84,247
Investment in affiliate	—	7,975
Property, plant and equipment, net	779	799
Notes receivable, less current portion	10	10
Other assets	150	150
Restricted cash	123	104
Deferred financing fees, net	1,610	1,948

Total assets	$86,981	$96,485

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	1,944	760
Accrued liabilities	1,077	451
Accrued bond interest	13,535	2,752
Deferred revenue	-	1,041
Payable to managing member and affiliates	170	58
Long-term debt declared in default by trustee	225,000	225,000

Total current liabilities	241,726	230,062

Long-term debt	—	—

Members' deficiency
Managing member's interest	(1,576)	(1,362)
Nonmanaging members' interest	(153,169)	(132,215)

Total members' deficiency	(154,745)	(133,577)

Total liabilities and members' deficiency	$89,981	$96,485

* Derived from audited Consolidated Balance Sheet as of December 31, 2004
See notes to unaudited condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$1,323	$(185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(846)	(663)
Restricted cash	(19)	—
Sale (purchase) of property, plant and equipment - net	—	(2)

Net cash used in investing activities	(865)	(665)

Increase (decrease) in cash and cash equivalents	458	(850)
Cash and cash equivalents - beginning of period	180	1,447

Cash and cash equivalents - end of period	$638	$597

Supplemental cash flow information:
Cash paid for interest expense	$2	$10,908

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

Basis of Presentation

          These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. Operating results for the quarter and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such periods.

          The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

          The accompanying condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the indenture (the "Indenture") governing the Company's $225,000, 95/8 Senior Notes, due 2007, against the Company and others, alleging that the Company violated certain covenants contained in the Indenture. In May 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Company and other defendants (collectively the "Defendants") because the requisite notice

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial began on August 1, 2005 and is currently ongoing. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

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

2.       Timber and Timberlands

        Timber and Timberlands consisted of the following:

	June 30,	December 31,
	2005	2004

Timber and logging roads	$253,537	$252,701
Timberlands	11,970	11,970
Seed orchard and nursery stock	1,143	1,373

	266,650	266,044
Less accumulated depletion and road amortization	184,661	181,797

	$81,989	$84,247

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

3.       Investment in Affiliate

          Since October 1999, the Company has owned a redeemable preferred membership interest ("Preferred LLC Interest") in AFR, an affiliate accounted for under the equity method. As mentioned in Note 1 to the Financial Statements, in 2003 the Company became an indirect subsidiary of AFR as a result of a series of transactions culminating in the contribution to a subsidiary of AFR of the 99% non-managing member's interest in the Company previously owned by the master limited partnership ("MLP").

          We exclude losses from our preferred interest in our affiliate in our condensed consolidated statements of operations in excess of our basis in the preferred interest.  Losses in excess of that amount are not borne by us.  Such amounts for the months ended June 30, 2005 were approximately $3,785.  Future earnings of our affiliate, otherwise attributable to our preferred interest, will be allocated to us only after future earnings are sufficient to recover the cumulative losses previously not recognized by us (approximately $3.8 million at June 30, 2005).

          The following summarized unaudited financial information for AFR is presented on an AFR standalone basis without consolidation of the Company's results of operations to avoid duplication, which would otherwise occur.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004

Net sales	$2,457	$2,742	$4,041	$4,722
Gross profit (loss)	648	371	474	560
Loss before equity
in the Company's Loss	(4,315)	(2,437)	(7,579)	(5,131)
Equity in Company's Loss (1)	(8,837)	(10,684)	(17,958)	(20,816)
Net loss	(13,152)	(13,120)	(25,537)	(25,950)
(1)	Reflects (a) charges of $2,937, $1,920, $4,764 and $4,140, respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest.

4.       Unit-based Compensation Plans

          Prior to the Privatization Transaction, the MLP had a Unit Option Plan, which permitted the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. There would have been no effect on net loss for the three and six month periods ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

      INLAND FIBER GROUP, LLC AND SUBSIDIARY

5.       Litigation

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment

      INLAND FIBER GROUP, LLC AND SUBSIDIARY

on May 15, 2005. The trial began on August 1, 2005 and is currently ongoing. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

          On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee's failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. The Company, Finance Corp and AFR have determined not to pursue this action and on August 1, 2005, the action was dismissed.

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

          Although the Company had been approached regarding certain debt restructuring scenarios, the ongoing litigation with the holders of the Notes described below has materially interfered with the Company's ability to pursue a number of such scenarios. While the Company is still pursuing certain debt restructuring initiatives, discussions have been very preliminary and it is premature to assess the likelihood of pursuing any such scenario or other material transaction. A semi-annual interest payment on the Notes was due May 15, 2005, subject to a 30-day grace period. In light of the partial summary judgment and the pendency of settlement negotiations, the Company did not make the interest payment before the due date or during the grace period.

          The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, the Company was and presently is prohibited from making distributions to its members. Although the Company believes it was and is in compliance with the covenants contained in the Notes, the Trustee under the indenture has alleged that the Company has violated certain covenants and has commenced litigation and also issued a notice of default, alleging issues already covered in its complaint as described in Note 5. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third appeal complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, The Supreme Court of

      INLAND FIBER GROUP, LLC AND SUBSIDIARY

the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial began on August 1, 2005 and is currently ongoing. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

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

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company’s products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, the results of ongoing litigation involving the Company, the Company’s ability to pay the required interest on its outstanding debt and limitations on the Company’s ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company’s other reports and registration statements, which are available from the United States Securities and Exchange Commission.

Application of Critical Accounting Policies

          Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company’s financial statements included in the Company’s 2004 Annual Report on Form 10-K.  The Company has not adopted any significant new accounting policies during the six months ended June 30, 2005.

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

Current Market Conditions

          Second quarter 2005 prices for finished wood products (e.g. lumber plywood and engineered wood products) decreased slightly from first quarter prices. However all products remained strong. Dimension prices dropped slightly.

          Delivered log prices remained strong and some prices increased due to the mills having low inventories. Prices for White Fir and Douglas Fir veneer logs increased during the second quarter and are expected to remain strong into next quarter.

Results of Operations

          Selected operating statistics for the Company:

	SalesVolume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2005
Three Months Ended June 30	9,578	-	2,878	$341	$-	$177
Three Months Ended March 31	6,982	-	348	$277	$-	$198

2004
Three Months Ended June 30	8,775	-	26,915	$318	$-	$102
Three Months Ended March 31	6,932	-	1,249	$317	$-	$158

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Revenues

          Revenues for the quarter ended June 30, 2005 were $4.0 million, a decrease of $12.5 million or 76% from revenues of $16.5 million for the same period in 2004. The decrease in revenues during the second quarter of 2005 was caused by lower property sales of $9.8 million, lower timber deed sales of $2.2 million, and lower other sales of $1.0 million, offset by higher log sales of $0.5 million.

          Timber deed sales for the second quarter of 2005 were $0.5 million on volume of 2.9 million board feet (“MMBF”), a decrease of $2.3 million as compared to the same period in 2004, when timber deed sales were $2.8 million on 26.9 MMBF. The average timber deed price was $177 per thousand board feet (“MBF”) during the second quarter of 2005, as compared to $102 per MBF for the same period in 2004.

          Log sales for the quarter ended June 30, 2005 were $3.3 million on volume of 9.6 MMBF, an increase of $0.5 million as compared to the same period in 2004 when log sales were $2.8 million on 8.8 MMBF. The average sales price was $341 per MBF for the second quarter of 2005, as compared to an average $319 per MBF for the same period in 2004.

          In addition, property sales for the second quarter of 2005 were $0.0 million, as compared to $9.8 million for the same period in 2004.

Gross Profit

          The Company had a gross loss of $0.1 million in the second quarter of 2005 as compared to a gross loss of $1.2 million for the same period in 2004. As a percentage of sales, the gross loss was 7% and 3% in the 2004 and 2005 quarters.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses, excluding management fees, decreased by $0.7 million from $1.0 million in the second quarter of 2004 to $0.3 million in the second quarter of 2005. The decrease was almost entirely due to the reimbursement by the Company’s insurer of previously charged legal expenses. Management fees decreased by $0.5 million from $1.0 million in the second quarter of 2004 to $0.5 million in the second quarter of 2005, due to a reduction in the valuation of total timber and timberland assets under management upon which the fee is calculated.

Equity in Net Loss of Affiliate

          Equity in net loss of affiliate was $2.3 million for the second quarter of 2005. This amount reflects the Company’s share of the net loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. This compares to equity in net loss of affiliate of $4.4 million in the second quarter of 2004.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Six Months Ended June 30, 2005 Compared to Six Moths Ended June 30, 2004
Revenues

          Revenues for the six months ended June 30, 2005 were $6.2 million, a decrease of $12.9 million or 68% from revenues of $19.1 million for the same period in 2004. The decrease in revenues during the first six months of 2005 was caused primarily by lower property sales of $9.9 million and lower timber deed sales of $2.4 million.

          Timber deed sales for the first six months of 2005 were $0.6 million on volume of 3.2 million board feet ("MMBF"), a decrease of $2.4 million as compared to the same period in 2004, when timber deed sales were $3.0 million on 28.2 MMBF. The average timber deed price was $179 per thousand board feet ("MBF") during the first six months of 2005, as compared to $105 per MBF for the same period in 2004.

          Log sales for the six months ended June 30, 2005 were $5.2 million on volume of 16.6 MMBF, an increase of $0.2 million as compared to the same period in 2004 when log sales were $5.0 million on 15.7 MMBF. The average sales price was $314 per MBF for the first six months of 2005, as compared to an average $318 per MBF for the same period in 2004.

          In addition, property sales for the first six months of 2005 were $0.0 million, as compared to $9.9 million for the same period in 2004.

Gross Profit

          The Company had a gross loss of $0.4 million in the second half of 2005 as compared to a gross loss of $1.4 million for the same period in 2004. As a percentage of sales, the gross loss was 7% and 6% in the 2004 and 2005 six month periods.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses, excluding management fees, decreased by $1.5 million from $2.2 million in the first six months of 2004 to $0.7 million in the first six months of 2005. The decrease was primarily due to the elimination of expenses related to producing partnership tax returns for the public unit holders, decreased use of professional service consultants, and lower legal costs due to the reimbursement by the Company's insurer of previously charged legal expenses. Management fees decreased by $1.0 million from $2.0 million in the first six months of 2004 to $1.0 million in the first six months of 2005, due to a reduction in the valuation of total timber and timberland assets under management upon which the fee is calculated.

Equity in Net Loss of Affiliate

          Equity in net loss of affiliate was $8.0 million for the first six months of 2005. This amount reflects the Company's share of the net loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. This compares to equity in net loss of affiliate of $9.3 million in the first half of 2004.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Financial Condition and Liquidity

Operating Activities

          Cash flows provided by operating activities during the six months ended June 30, 2005 were $1.3 million, as compared to cash used in operating activities of $0.2 million during the same period in 2004. The $1.5 million increase is primarily due to the Company's lower selling, general and administrative and management fee expenses.

Investing Activities

          Cash flows used in investing activities were $0.9 million during the six months ended June 30, 2005, as compared to $0.7 million during the same period in 2004.

Financing Activities

          The agreement governing the Company's 9-5/8% Senior Notes due 2007 (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of June 30, 2005, the Company believes it was in compliance with the covenants contained in the Notes. See the succeeding paragraphs for a discussion of certain litigation against the Company, among others, relating to the Notes. As of June 30, 2005, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

          Through the first six months of 2005, the Company funded its investing activities and met its cash requirements for debt service from operations and cash on hand.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY

short-term advances from an affiliated lender, to meet its short-term cash needs and meet debt service.

          Although the Company had been approached regarding certain debt restructuring scenarios, the ongoing litigation with the holders of the Notes described below has materially interfered with the Company's ability to pursue a number of such scenarios. While the Company is still pursuing certain debt restructuring initiatives, discussions have been very preliminary and it is premature to assess the likelihood of pursuing any such scenario or other material transaction. A semi-annual interest payment on the Notes was due May 15, 2005, subject to a 30-day grace period. In light of the partial summary judgment and the pendency of settlement negotiations, the Company did not make the interest payment before the due date or during the grace period.

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the amended complaint. On July 28, 2005, the Trustee issued an affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial began on August 1, 2005 and is currently ongoing. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

          On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee's failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. The Company, Finance Corp and AFR have determined not to pursue this action and on August 1, 2005, the action was dismissed.

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

          As of the end of the period covered by this quarterly report, the Company's principal executive officer and principal financial officer completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively.  They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modifications. During the period covered by this report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants’ motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee’s motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants’ motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants’ appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants’ interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants’ motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice

INLAND FIBER GROUP, LLC AND SUBSIDIARY

of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial began on August 1, 2005 and is currently ongoing. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit and intend to continue to vigorously defend the litigation.

          On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. The Company, Finance Corp and AFR have determined not to pursue this action and on August 1, 2005, the action was dismissed.

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

Date:	August 15, 2005	INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow
Thomas C. Ludlow
Vice President and Treasurer
(Principal Financial Officer)