Form 10-Q
period 2005-09-30
INLAND FIBER GROUP LLC
filed 2005-11-14
CIK 1047739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes  ☐                 No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No ☒

FORM 10-Q

			FORM 10-Q

			TABLE OF CONTENTS

PART	I	.	FINANCIAL INFORMATION (Unaudited)	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004	1

Item	1	.	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004	2

Item	1	.	Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	3

Item	1	.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	4

Item	1	.	Notes to Condensed Consolidated Financial Statements	5

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item	3	.	Quantitative and Qualitative Disclosure of Market Risk	20

Item	4	.	Controls and Procedures	20

Part	II		OTHER INFORMATION

Item	1	.	Legal Proceedings	22

Item	6	.	Exhibits	24

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,

	2005	2004

Revenues	$4,163	$3,569
Cost of timber harvested	(2,484)	(2,774)
Cost of timber and property sales	(5)	(26)
Depletion, depreciation and road amortization	(1,920)	(1,198)

Gross loss	(246)	(429)

Management fee	(500)	(1,003)
Selling, general and administrative expenses	(943)	(522)
Equity in net loss of affiliate	—	(5,239)

Operating loss	(1,689)	(7,193)

Interest expense	(5,414)	(5,414)
Amortization of deferred financing fees	(168)	(169)
Other income, net	12	219

Net loss	$(7,259)	$(12,557)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2005	2004

Revenues (including $93 (2005) and $345 (2004) to affiliates)	$10,346	$22,648
Cost of timber harvested	(6,119)	(7,294)
Cost of timber and property sales	(60)	(9,970)
Depletion, depreciation and road amortization	(4,803)	(7,200)

Gross loss	(636)	(1,816)

Management fee	(1,500)	(3,009)
Selling, general and administrative expenses	(1,664)	(2,736)
Equity in net loss of affiliate	(7,974)	(14,513)

Operating loss	(11,774)	(22,074)

Interest expense	(16,199)	(16,214)
Amortization of deferred financing fees	(506)	(506)
Other income, net	52	287

Net loss	$(28,427)	$(38,507)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	September 30,	December 31,
	2005	2004

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$348	$180
Accounts receivable	797	207
Other receivables	394	592
Notes receivable	223	139
Prepaid expenses and other current assets	—	134

Total current assets	1,762	1,252

Timber and timberlands, net	80,158	84,247
Investment in affiliate	—	7,975
Property, plant and equipment, net	769	799
Notes receivable, less current portion	—	10
Other assets	85	150
Restricted cash	123	104
Deferred financing fees, net	1,442	1,948

Total assets	$84,339	$96,485

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	1,256	760
Accrued liabilities	1,138	451
Accrued bond interest	18,949	2,752
Deferred revenue	—	1,041
Payable to managing member and affiliates	—	58
Long-term debt declared in default by trustee	225,000	225,000

Total current liabilities	246,343	230,062

Long-term debt	—	—

Members' deficiency
Managing member's interest	(1,636)	(1,362)
Nonmanaging members' interest	(160,369)	(132,215)

Total members' deficiency	(162,004)	(133,577)

Total liabilities and members' deficiency	$84,339	$96,485

* Derived from audited Consolidated Balance Sheet as of December 31, 2004
See notes to unaudited condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$1,112	$(362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(925)	(740)
Restricted cash	(19)	—
Sale (purchase) of property, plant and equipment - net	—	(20)

Net cash used in investing activities	(944)	(760)

Increase (decrease) in cash and cash equivalents	168	(1,122)
Cash and cash equivalents - beginning of period	180	1,447

Cash and cash equivalents - end of period	$348	$325

Supplemental cash flow information:
Cash paid for interest expense	$2	$10,908

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

     As a result of the Privatization Transaction described above, the Company is an indirect 99% owned subsidiary of AFR. The Company's principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors and related party purchasers as well as the sale of excess timberland.. The Company's timber is located principally in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

 sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. Operating results for the quarter and nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such periods.

     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The accompanying condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the indenture (the "Indenture") governing the Notes, against the Company and others, alleging that the Company violated certain covenants contained in the Indenture. In May 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Company and other defendants (collectively the "Defendants") because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. The Company failed to make its interest payment within the grace period for such payment which ended on June 14, 2005. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was held in August 2005. In October 2005, the Trustee filed its post-trial brief. The Defendants expect to file their reply brief in November 2005 and a decision in the case is expected in the first quarter of 2006. The Company and its legal counsel believe the litigation and the Notices of Default to be without merit and intend to continue to vigorously defend the litigation. While the Trustee and the Defendants have engaged in settlement discussions, at the current time there are no settlement proposals that appear probable to resolve the litigation.

In connection with the settlement discussions, in June 2005, the Company entered into confidentiality agreements with, and provided certain confidential, non-public information to, the members of an ad hoc committee of holders of the Notes, comprised of GoldenTree Asset Management LP, OppenheimerFunds, Inc., QVT Financial, LP, and Turnberry Capital Management, L.P. The confidentiality agreements provided for the disclosure by the Company to the public of all material non-public information that had been provided to the members of the committee upon the termination of such agreements. The confidentiality agreements terminated in July 2005. As the Company and the members of the ad hoc committee were unable to reach agreement regarding the information that was required to be disclosed, the members of the ad hoc committee established an internet website, http://www.inlandfiberinformation.com and disclosed all of the information provided to them on such website.

In the event the Trustee prevails in the litigation, the Trustee's notices of default and acceleration of the maturity of the notes will be upheld. If such event occurs, and the Company is unable to effect an amendment or a restructuring of the notes, the Company's ability to continue as a going concern would be in substantial doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 5 for a further discussion of the litigation).

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

2.       Timber and Timberlands

        Timber and Timberlands consisted of the following:

	September 30,	December 31,
	2005	2004

Timber and logging roads	$253,580	$252,701
Timberlands	11,970	11,970
Seed orchard and nursery stock	1,179	1,373

	266,729	266,044
Less accumulated depletion and road amortization	186,571	181,797

	$80,158	$84,247

3.       Investment in Affiliate

Since October 1999, the Company has owned a redeemable preferred membership interest ("Preferred LLC Interest") in AFR, an affiliate accounted for under the equity method. As mentioned in Note 1 to the Financial Statements, in 2003, the Company became an indirect subsidiary of AFR as a result of a series of transactions culminating in the contribution to a subsidiary of AFR of the 99% non-managing member's interest in the Company previously owned by the MLP.

We exclude losses from our preferred interest in our affiliate in our condensed consolidated statements of operations in excess of our basis in the preferred interest. Losses in excess of that amount are not borne by us. Such amounts for the nine months ended September 30, 2005 were approximately $9,226. Future earnings of our affiliate, otherwise attributable to our preferred interest, will be allocated to us only after future earnings are sufficient to recover the cumulative losses previously not recognized by us (approximately $9.2 million at September 30, 2005).

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

The following summarized unaudited financial information for AFR is presented on an AFR standalone basis without consolidation of the Company's results of operations to avoid duplication, which would otherwise occur.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
	2005	2004	2005	2004

Net sales	$516	$2,666	$7,602	$7,407
Gross profit (loss)	41	64	1,806	633
Loss before equity
in the Company's Loss	(1,371)	(2,932)	(10,112)	(8,053)
Equity in Company's Loss (1)	(9,688)	(9,625)	(27,646)	(30,454)
Net loss	(11,059)	(12,557)	(37,758)	(38,507)
(1)	Reflects (a) charges of $2,429, $2,307, $7,193 and $6,447, respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest.

4.       Unit-based Compensation Plans

          Prior to the Privatization Transaction, the MLP had a Unit Option Plan, which permitted the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. There would have been no effect on net loss for the three and nine month periods ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

5.       Litigation

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has

      INLAND FIBER GROUP, LLC AND SUBSIDIARY

violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was held in August 2005. In October 2005, the Trustee filed its post-trial brief. The Defendants expect to file their reply brief in November 2005 and a decision in the case is expected in the first quarter of 2006. The Company and its legal counsel believe the litigation and the Notices of Default to be without merit and intend to continue to vigorously defend the litigation. While the Trustee and the Defendants have engaged in settlement discussions, at the current time there are no settlement proposals that appear probable to resolve the litigation.

     In connection with the settlement discussions, in June 2005, the Company entered into confidentiality agreements with, and provided certain confidential, non-public information to, the members of an ad hoc committee of holders of the Notes, comprised of GoldenTree Asset Management LP, OppenheimerFunds, Inc., QVT Financial, LP, and Turnberry Capital

      INLAND FIBER GROUP, LLC AND SUBSIDIARY

Management, L.P. The confidentiality agreements provided for the disclosure by the Company to the public of all material non-public information that had been provided to the members of the committee upon the termination of such agreements. The confidentiality agreements terminated in July 2005. As the Company and the members of the ad hoc committee were unable to reach agreement regarding the information that was required to be disclosed, the members of the ad hoc committee established an internet website, http://www.inlandfiberinformation.com and disclosed all of the information provided to them on such website.

On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.8 million of the funds paid by the Company on November 12, 2000 to the Trustee for the benefit of the holders of the Notes. The Company Finance Corp and AFR have determined not to pursue this action and on August 1, 2005, the action was dismissed.

6. Long Term Debt

The Company's long term debt, which has been declared in default, consists of $225,000 of 9-5/8 % Senior Notes (the "Notes") due 2007, which were issued jointly and severally by the Company and Fiber Finance Corp., a wholly owned subsidiary of the Company (collectively, the "Issuers"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date. The Notes have been declared in default by the Trustee and, accordingly, the underlying debt is listed on the Company's condensed consolidated balance sheet under current liabilities.

     Although the Company had been approached regarding certain debt restructuring scenarios, the ongoing litigation with the Trustee under the Indenture has materially interfered with the Company's ability to pursue a number of such scenarios. While the Company is still pursuing certain debt restructuring initiatives, the discussions to date have not led to any proposals. While the Company continues to contact various parties that may have an interest in providing financing to, or acquiring assets from the Company, it is premature to assess the likelihood of pursuing any such scenario or other material transaction. The Company did not make its semi-annual interest payment on the Notes, which was due May 15, 2005 before the due date or during the grace period. It is currently contemplated that the Company will not pay the interest payment due November 15, 2005.

     The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2003 and 2002, the Company was and presently is prohibited from making distributions to its members. Although the Company believes it was and is in compliance with the covenants contained in the Notes, the Trustee under the indenture has alleged that the Company has violated certain covenants and has commenced litigation and also issued a notice of default, alleging issues already covered in its complaint as described in Note 5. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third appeal complaint. On April 22, 2005, the Defendants filed a motion to

      INLAND FIBER GROUP, LLC AND SUBSIDIARY

dismiss certain counts of the third amended complaint. On June 6, 2005, The Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was held in August 2005. In October 2005, the Trustee filed its post-trial brief. The Defendants expect to file their reply brief in November 2005 and a decision in the case is expected in the first quarter of 2006. The Company and its legal counsel believe the litigation and the Notices of Default to be without merit and intend to continue to vigorously defend the litigation. While the Trustee and the Defendants have engaged in settlement discussions, at the current time there are no settlement proposals that appear probable to resolve the litigation.

     In connection with the settlement discussions, in June 2005, the Company entered into confidentiality agreements with, and provided certain confidential, non-public information to, the members of an ad hoc committee of holders of the Notes, comprised of GoldenTree Asset Management LP, OppenheimerFunds, Inc., QVT Financial, LP, and Turnberry Capital Management, L.P. The confidentiality agreements provided for the disclosure by the Company to the public of all material non-public information that had been provided to the members of the committee upon the termination of such agreements. The confidentiality agreements terminated in July 2005. As the Company and the members of the ad hoc committee were unable to reach agreement regarding the information that was required to be disclosed, the members of the ad hoc committee established an internet website, http://www.inlandfiberinformation.com and disclosed all of the information provided to them on such website.

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

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, the results of ongoing litigation involving the Company, the Company's ability to pay the required interest on its outstanding debt and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

Application of Critical Accounting Policies

Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2005.

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

Current Market Conditions

          Third quarter 2005 prices for finished wood products (e.g. lumber and engineered wood products) increased slightly from second quarter prices. Plywood prices remained strong. Pine industrial prices decreased with millwork quality 2 and 3 shop leading the decline.

Delivered log prices remained constant for all species. Price remained constant for pine veneer and saw logs with some upward movement for white fir veneer logs. Cedar prices remained constant with second quarter 2005 prices. Demand for veneer and saw logs should remain strong with winter approaching.

Results of Operations

          Selected operating statistics for the Company:

	SalesVolume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2005
Three Months Ended September 30	4,064	—	36	$303	$—	$97
Three Months Ended June 30	9,578	—	2,878	341	$—	$177
Three Months Ended March 31	6,982	—	348	$277	$—	$198

2004
Three Months Ended September 30	7,369	—	872	$332	$—	$215
Three Months Ended June 30	8,775	—	26,915	$318	$—	$102
Three Months Ended March 31	6,932	—	1,249	$317	$—	$158

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Revenues

 Revenues for the quarter ended September 30, 2005 were $4.2 million, an increase of $0.6 million or 17% from revenues of $3.6 million for the same period in 2004. The increase in revenues during the third quarter of 2005 was caused by higher log sales of $1.6 million, offset by lower timber deed sales of $0.1 million, lower property sales of $0.1 million, and lower other sales of $0.8 million.

Timber deed sales for the third quarter of 2005 were negligible, less than $0.1 million as compared to the same period in 2004, when timber deed sales were $0.2 million on 0.9 million board feet ("MMBF"). The average timber deed price was $97 per thousand board feet ("MBF") during the third quarter of 2005, as compared to $215 per MBF for the same period in 2004.

Log sales for the quarter ended September 30, 2005 were $4.1 million on volume of 13.4 MMBF, an increase of $1.6 million as compared to the same period in 2004 when log sales were $2.4 million on 7.4 MMBF. The average sales price was $303 per MBF for the third quarter of 2005, as compared to an average $332 per MBF for the same period in 2004.

In addition, property sales for the third quarter of 2005 were $0.0 million, as compared to $0.1 million for the same period in 2004.

Gross Profit

          The Company had a gross loss of $0.2 million in the third quarter of 2005 as compared to a gross loss of $0.4 million for the same period in 2004. As a percentage of sales, the gross loss was 12% and 6% in the 2004 and 2005 quarters.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses, excluding management fees, increased by $0.4 million from $0.5 million in the third quarter of 2004 to $0.9 million in the third quarter of 2005. The increase was primarily due to legal expenses. Management fees decreased by $0.5 million from $1.0 million in the third quarter of 2004 to $0.5 million in the third quarter of 2005, due to a reduction in the valuation of total timber and timberland assets under management upon which the fee is calculated.

Equity in Net Loss of Affiliate

          Equity in net loss of affiliate was $0.0 million for the third quarter of 2005. This amount reflects the Company's share of the net loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. This compares to equity in net loss of affiliate of $5.2 million in the third quarter of 2004.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues

         Revenues for the nine months ended September 30, 2005 were $10.3 million, a decrease of $12.3 million or 54% from revenues of $22.6 million for the same period in 2004. The decrease in revenues during the first nine months of 2005 was caused primarily by lower property sales of $9.9 million, lower timber deed sales of $2.5 million, and lower other sales of $1.7 million, offset by higher log sales of $1.8 million. The decrease in revenues also related to the Company's determination not to make the interest payment on the Notes due May 15, 2005, which, in turn, decreased Company's need to sell property or timber deeds to generate the cash necessary to make such interest payment.

Timber deed sales for the first nine months of 2005 were $0.6 million on volume of 3.6 million board feet ("MMBF"), a decrease of $2.5 million as compared to the same period in 2004, when timber deed sales were $3.1 million on 29.0 MMBF. The average timber deed price was $171 per thousand board feet ("MBF") during the first nine months of 2005, as compared to $108 per MBF for the same period in 2004.

Log sales for the nine months ended September 30, 2005 were $9.3 million on volume of 30.0 MMBF, an increase of $1.8 million as compared to the same period in 2004 when log sales were $7.4 million on 23.1 MMBF. The average sales price was $309 per MBF for the first nine months of 2005, as compared to an average $322 per MBF for the same period in 2004.

In addition, property sales for the first nine months of 2005 were $0.0 million, as compared to $9.9 million for the same period in 2004.

Gross Profit

          The Company had a gross loss of $0.6 million in the first nine months of 2005 as compared to a gross loss of $1.8 million for the same period in 2004. As a percentage of sales, the gross loss was 8% and 6% in the 2004 and 2005 nine month periods.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses, excluding management fees, decreased by $1.0 million from $2.7 million in the first nine months of 2004 to $1.7 million in the first nine months of 2005. The decrease was primarily due to the elimination of expenses related to producing partnership tax returns for the public unit holders, decreased use of professional service consultants, lower insurance and property tax expenses, and lower legal costs due to the reimbursement by the Company's insurer of previously charged legal expenses. Management fees decreased by $1.5 million from $3.0 million in the first nine months of 2004 to $1.5 million in the first nine months of 2005, due to a reduction in the valuation of total timber and timberland assets under management upon which the fee is calculated.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Equity in Net Loss of Affiliate

          Equity in net loss of affiliate was $8.0 million for the first nine months of 2005. This amount reflects the Company's share of the net loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. This compares to equity in net loss of affiliate of $14.5 million in the first nine months of 2004.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Financial Condition and Liquidity

Operating Activities

          Cash flows provided by operating activities during the nine months ended September 30, 2005 were $1.3 million, as compared to cash used in operating activities of $0.2 million during the same period in 2004. The $1.5 million increase is primarily due to the Company's lower selling, general and administrative and management fee expenses.

Investing Activities

         Cash flows used in investing activities were $0.9 million during the nine months ended September 30, 2005, as compared to $0.7 million during the same period in 2004.

Financing Activities

          The agreement governing the Company's 9-5/8% Senior Notes due 2007 (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. See the succeeding paragraphs for a discussion of certain litigation against the Company, among others, relating to the Notes. As of September 30, 2005, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

Through the first nine months of 2005, the Company funded its investing activities from operations and cash on hand.

Cash required to meet the Company's debt service continues to be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. Prior to the May 15, 2005 interest payment on the Notes, the debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions and interest payments on the Notes will continue to be adversely affected. On May 10, 2001, the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short-term cash needs and, if possible, meet debt service.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Although the Company had been approached regarding certain debt restructuring scenarios, the ongoing litigation with the holders of the Notes described below has materially interfered with the Company's ability to pursue a number of such scenarios. While the Company is still pursuing certain debt restructuring initiatives, discussions to date have not led to any proposals. While the Company continues to contact various parties that may have an interest in providing financing to, or acquiring assets from the Company, it is premature to assess the likelihood of pursuing any such scenario or other material transaction. The Company did not make its semi-annual interest payment on the Notes, which was due May 15, 2005 before the due date or during the grace period. It is currently contemplated that the Company will not pay the interest payment due November 15, 2005.

     On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain

INLAND FIBER GROUP, LLC AND SUBSIDIARY

counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the amended complaint. On July 28, 2005, the Trustee issued an affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was held in August 2005. In October 2005, the Trustee filed its post-trial brief. The Defendants expect to file their reply brief in November 2005 and a decision in the case is expected in the first quarter of 2006. The Company and its legal counsel believe the litigation and the Notices of Default to be without merit and intend to continue to vigorously defend the litigation. While the Trustee and the Defendants have engaged in settlement discussions, at the current time there are no settlement proposals that appear probable to resolve the litigation.

     In connection with the settlement discussions, in June 2005, the Company entered into confidentiality agreements with, and provided certain confidential, non-public information to, the members of an ad hoc committee of holders of the Notes, comprised of GoldenTree Asset Management LP, OppenheimerFunds, Inc., QVT Financial, LP, and Turnberry Capital Management, L.P. The confidentiality agreements provided for the disclosure by the Company to the public of all material non-public information that had been provided to the members of the committee upon the termination of such agreements. The confidentiality agreements terminated in July 2005. As the Company and the members of the ad hoc committee were unable to reach agreement regarding the information that was required to be disclosed, the members of the ad hoc committee established an internet website, http://www.inlandfiberinformation.com and disclosed all of the information provided to them on such website.

On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.8 million of the funds paid by the Company on November 12, 2000 to the Trustee for the benefit of the holders of the Notes. The Company Finance Corp and AFR have determined not to pursue this action and on August 1, 2005, the action was dismissed.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY

procedures. They have designed such controls to ensure that others make all material information known to them within the organization.

     As of the end of the period covered by this quarterly report, the Company's principal executive officer and principal financial officer completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modifications. During the period covered by this report, there has been no change in internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an Event of Default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment

INLAND FIBER GROUP, LLC AND SUBSIDIARY

on May 15, 2005. The trial was held in August 2005. In October 2005, the Trustee filed its post-trial brief. The Defendants expect to file their reply brief in November 2005 and a decision in the case is expected in the first quarter of 2006.. The Company and its legal counsel believe the litigation and the Notices of Default to be without merit and intend to continue to vigorously defend the litigation. While the Trustee and the Defendants have engaged in settlement discussions, at the current time there are no settlement proposals that appear probable to resolve the litigation.

In connection with the settlement discussions, in June 2005, the Company entered into confidentiality agreements with, and provided certain confidential, non-public information to, the members of an ad hoc committee of holders of the Notes, comprised of GoldenTree Asset Management LP, OppenheimerFunds, Inc., QVT Financial, LP, and Turnberry Capital Management, L.P. The confidentiality agreements provided for the disclosure by the Company to the public of all material non-public information that had been provided to the members of the committee upon the termination of such agreements. The confidentiality agreements terminated in July 2005. As the Company and the members of the ad hoc committee were unable to reach agreement regarding the information that was required to be disclosed, the members of the ad hoc committee established an internet website, http://www.inlandfiberinformation.com and disclosed all of the information provided to them on such website.

On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.8 million of the funds paid by the Company on November 12, 2000 to the Trustee for the benefit of the holders of the Notes. The Company Finance Corp and AFR have determined not to pursue this action and on August 1, 2005, the action was dismissed.

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

Date:	November 14, 2005	INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow
Thomas C. Ludlow
Vice President and Treasurer
(Principal Financial Officer)