Form 10-K
period 2005-12-31
INLAND FIBER GROUP LLC
filed 2006-04-17
CIK 1047739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File No.: 1-13573-01
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

                 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                   Yes ☐                   No ☑

                 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                                                   Yes ☐                   No ☑

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                                                   Yes ☑                   No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   ☑

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and larger accelerated filer” in Rule 12b-2 of the exchange Act
                        Large accelerated filer  ☐                 Accelerated filer  ☐                 Non-accelerated filer  ☑

                 Indicate by check mark if the registrant is a a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                   Yes  ☐                  No ☑

                Documents incorporated by reference:  None

INLAND FIBER GROUP, LLC
FIBER FINANCE CORP.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

PART I

Item 1. Business.

General

     The business of Inland Fiber Group, LLC (formerly U.S. Timberlands Klamath Falls, LLC), a Delaware limited liability company formed in 1996 (the "Company"), consists of the growing of trees, the sale of logs and standing timber and the sale of timberland. The Company owns approximately 162,000 fee acres of timberland and cutting rights on approximately 64,000 acres of timberland (collectively, the "Timberlands") containing total merchantable timber volume estimated as of January 1, 2006 to be approximately 400 million board feet ("MMBF") in Oregon east of the Cascade Range. Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately three million conifer seedlings annually from its nursery, approximately 50% of which are used for its own internal reforestation programs, 20% are sold to affiliates, with the balance sold to other forest products companies.

     The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 46%) and Douglas Fir (approximately 19%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 92,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 45 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next two years. The balance of the Timberlands is comprised of natural stands. For a more complete description of the Company's properties, see "Properties."

     The Company does not currently own any any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently the Company's log sales are made to unaffiliated third parties. There are currently more than 19 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

     In August 1996, the Company and an affiliate acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 billion board feet ("BBF") and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In November 1997, the affiliate's portion of the Klamath Falls Timberlands were transferred to the Company in a series of transactions. In July 1997, the Company acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 MMBF from Ochoco Lumber Company ("Ochoco")

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

(the "Ochoco Acquisition").  At the date of acquisition, over 40% of the merchantable timber on the Ochoco Timberlands was at least 80 years old. As of December 31, 2000, the Company had harvested substantially all of the old growth timber on the Ochoco Timberlands. During the fourth quarter of 2002, the Company sold the Ochoco Timberlands to an affiliate. During October 1999, the first and second quarters of 2001, the third quarter of 2002 and the first quarter of 2003, the Company contributed primarily non-income producing, pre-merchantable pine plantation timberlands in exchange for an investment in the affiliate see Item 13 "Certain Relationships and Related Transactions, and Notes 3 and 9 to the Consolidated Financial Statements for a discussion of the foregoing transfers and certain litigation initiated by the trustee under the indenture governing the Company's Notes (defined below) regarding, among other things, such transfers." There were no contributions in 2004 or 2005.

Formation of the Company

     On November 19, 1997, U.S. Timberlands Company, LP (now known as Pacific Fiber Company, LP), a limited partnership (the "MLP"), acquired substantially all of the equity interests in the Company and completed its initial public offering (the "MLP Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the acquisition, U.S. Timberlands Services Company, LLC (now known as Timber Resource Services, LLC) became the Company's managing member (the “Manager”).

     As a result of a series of transactions between the MLP and the Manager, the Company became the operating company for the MLP and the Manager owned an aggregate 2% interest in the MLP and the Company on a combined basis.

     Concurrent with the closing of the MLP Offering, the Company and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp.," now known as Fiber Finance Corp.), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of 9-5/8% unsecured senior notes due 2007 (the "Notes"). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of certain litigation initiated by the Trustee under the Indenture governing the Notes against the Company and certain affiliated entities. On February 27, 2006, the Company announced that it had reached a tentative agreement with the trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, the Company or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. The settlement would include the alleged existing defaults, the accrued and unpaid interest, the termination of all pending litigation, and a release of all the parties. Completion of the contemplated settlement is subject to a number of conditions, including the commitment to support a pre-negotiated plan of reorganization to effectuate the settlement by a sufficient number of Noteholders and holders of a sufficient face value of Notes to be acceptable to the Company, and the receipt by the Company of financing sufficient to fund the settlement. The Company has agreements in principle for the financing, which are subject to the negotiation and execution of definitive documentation and due diligence.

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

     Effective September 1, 2003, the Company entered into a new management agreement with the Manager. The management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company’s behalf, as described in the preceding paragraph. The management agreement provides for an annual fee of 2% of the

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

agreed upon valuation of total timber and timberland assets under management, payable monthly and is comparable to other management agreements used in the industry where the manager receives a monthly fee based upon assets under management. In addition, the Company established its own Board of Directors to supervise the management of the Company. Management fees incurred by the Company totaled $1,338 for the four months ended December 31, 2003 and $4,014 and $2,000 for the twelve months ended December 31, 2004 and 2005 respectively. Expenses not covered under the management agreement totaling $108 for the four months ended December 31, 2003, and $290 and $230 for the twelve months ended December 31, 2004 and 2005 respectively, were reimbursed to the Manager.

     Conflicts of interest may arise between the Company and its affiliates, including conflicts relating to the purchase and sale of timber and/or timber deeds. The Company’s audit committee (the "Audit Committee"), consisting of the two independent members of its Board of Directors, is available at the Board's discretion to review matters involving conflicts of interest.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Harvest Plans

     The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size, age, and class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates (which are improving over time as a result of technological and biological advances that improve forest management practices), expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested or committed to harvest from log, stumpage and timber deed sales 42 million board feet (MMBF) in 2005 and plans to harvest, or commit to harvest, approximately 22 MMBF in 2006. The Company sold 0 MMBF through property sales in 2005 and 11 MMBF were sold through property sales in the first quarter of 2006.

     Because harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. Although the Company's Notes place certain limitations on the harvest plans which may limit the cash flow available for unrestricted use in the future, the Company believes that it generally has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. As of December 31, 2005, the Company was in compliance with the covenants contained in the Notes relating to its harvest plans. See "Item 3". Legal Proceedings" for a discussion of certain litigation initiated against the Company, among others, with respect to the Notes and the decision of the Delaware Court of Chancery with respect to the Company's compliance with such covenants and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory will decline through 2010 and Ponderosa Pine volume will increase as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long-term harvest plans, growth rates and forest inventory levels were reviewed during 2004. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period. The foregoing timber management plans also will be materially affected by the effectuation of the settlement of the litigation and the financing associated therewith.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Access

     The Timberlands are accessible by a system of approximately 1,480 miles of established roadways or low maintenance roads owned by the Company or its affiliates. The Company uses third party road crews to conduct construction and maintenance on the Timberlands. The Company regularly enters into reciprocal road use agreements with the United States Department of Agriculture - Forest Service ("USFS") and the United States Department of Interior Bureau of Land Management ("BLM") and cooperates with such agencies in numerous cost sharing arrangements regarding jointly used roads.

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

     The Company currently sells its sawlogs or stumpage principally to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood, which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. During 2005, sawlogs, stumpage sales and timber deed sales accounted for approximately 92%, 0%, and 5%, respectively, of the Company's revenue. Chips, which can be used to make hardboard or pulp, and seedlings combined accounted for 3% of the Company's revenues in 2005. There were property sales in 2005 of $0.0 million, compared to 2004 property sales of $28.1 million.

The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to over 25 different customers. In 2005, sales to Boise Cascade, Columbia Plywood, Murphy Veneer, Freemont Sawmill, and Timber Products accounted for approximately 86% of the Company's revenue from log and timber deed sales. No other single non-affiliated customer accounted for more than 8% of the Company's net revenues

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

for 2005. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently is in balance with the supply and that, therefore, such customers could be replaced with some additional freight costs. There are currently more than 19 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

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

     The Company believes that it is competitive in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 400 MMBF of merchantable, good quality timber, approximately 92,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region with a large number of conversion facilities; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; and (iii) the Company's access to the Manager's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

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

     The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 70% of the Company's harvested land. Approximately 57% of the Timberlands acreage currently consists of Plantations. The Company expects to convert an average of 4,000 acres of natural stands per year over the next three years to Plantations. The seed orchard produces seed from trees selected because they were the best genotype in their respective environments. During 2005, the Company planted approximately 2.2 million seedlings and expects to plant 1.0 million seedlings in 2006, plus another 0.5 million seedlings on affiliate lands. The Company uses the seed collected from its orchard (representing approximately 98% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhaeuser in 1973.

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

Federal and State Regulation

Endangered Species

     The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, Columbian white-tail deer, mountain caribou, grizzly bear, bald eagle and various anadromous fish species. Currently, the Company has identified several spotted owl and bald eagle nesting areas affecting the Timberlands, which may affect harvesting on approximately 22,000 acres.

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

     Based on the 2005 survey year, there were approximately 26 bald eagle sites on the Timberlands. The Company observes harvesting restrictions around the eagle sites. Due in part to efforts of the Company and its predecessor, the bald eagle was recently removed from the endangered species list; although the Company continues to observe its past operating practices in the affected areas.

     In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to (i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in August 2005, and identified approximately 22 northern spotted owl sites affecting the Timberlands, two of which are located, totally, on the Timberlands.

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

Employees

     As of March 31, 2006, the Company had no employees, and relies upon the employees of the Manager to manage the operations of the Company. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company or the Manager.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Item 2. Properties

Timber Inventory

     The Company currently owns and manages approximately 162,000 fee acres of timberland and cutting rights on approximately 64,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 2006 to be approximately 400 MMBF in Oregon east of the Cascade Range. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of a substantial percentage of premium species of softwood, consisting of Ponderosa Pine and Douglas Fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable for current operations.

     The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 92,000 acres of the 162,000 acre total consist of actively managed Pine Plantations with stands ranging in age from one to 45 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 90%) and Lodgepole Pine (approximately 10%). Initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next two years. See "Item 1. "Business - The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

     The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volume estimates are based on information developed by the Manager. As of January 1, 2006, the total timber inventory amounted to 400 MMBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (190 (46%)), Lodgepole Pine (42 (10%)), White Fir (83 (19%)), Douglas Fir (72 (19%)) and other species (23 (6%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

     The Timberlands are diversified by species mix and, to a lesser extent, by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 2006, approximately 103 MMBF, or 25%, of the merchantable timber, had a DBH of 16 or more inches.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Acreage Distribution by Age Class on Plantations

     The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 2006, the Plantations totaled 92,000 acres. Of the total acreage, 61,000 acres range from 1 to 15 years of age, 12,000 acres range from 16 to 25 years of age, and 19,000 acres are 26 years of age or older.

Item 3. Legal Proceedings

      On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an event of default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was completed in August 2005 and in October 2005, the Trustee filed its post-trial brief. The Defendants filed their reply brief in November 2005. On February 27, 2006 the Company announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, the Company or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. The settlement would include the alleged existing defaults, the accrued and unpaid interest, the termination of all pending litigation, and a release of all the parties. Completion of the contemplated settlement is subject to a number of conditions, including the commitment to support a pre-negotiated plan of reorganization to effectuate the settlement by a sufficient number of Noteholders and holders of a sufficient face value of Notes to be acceptable to the Company, and the receipt by the Company of financing sufficient to fund the settlement. The Company has agreements in principle for the financing, which are subject to the negotiation and execution of definitive documentation and due diligence. Due to the pending settlement the post-trial hearing has been adjourned. The Company and its legal counsel believe the litigation and both the Notices of Default to be without merit, and to the extent the proposed settlement is not completed and the litigation were to resume, the Company would continue to vigorously defend the litigation.

     In connection with earlier settlement discussions, in June 2005, the Company entered into confidentiality agreements with, and provided certain confidential, non-public information to, the members of an ad hoc committee of holders of the Notes, comprised of GoldenTree Asset Management LP, OppenheimerFunds, Inc., QVT Financial, LP, and Turnberry Capital Management, L.P. The confidentiality agreements provided for the disclosure by the Company to the public of all material non-public information that had been provided to the members of the committee upon the termination of such agreements. The confidentiality agreements terminated in July 2005. As the Company and the members of the ad hoc committee were unable to reach agreement regarding the information that was required to be disclosed, the members of the ad hoc committee publicly disclosed all of the information provided to them.

     On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee's failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. On January 13, 2005, the Trustee assereted a counterclaim alleging that IFG, Finance Corp., and AFR are liable for the attorneys' fees that the Trustee is and will incur the Interest Withholding Action and the action filed by the Trustee described above. No proceedings have occurred in the Interest Withholding Action.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's Noteholders during the fourth quarter of 2005.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

	Inland FiberGroup, LLC

	2005	2004	2003	2002	2001

CASH FLOWS AND OTHER DATA
(IN MILLIONS):
Modified EBITDDA (1)	(6.9)	1.3	0.5	12.9	23.5
Additions to timber and timberlands	2.7	2.5	2.0	3.1	5.6
Cash flow from operating activities	2.9	1.1	1.3	3.2	9.2
Cash flow (used in) investing
activities	(2.7)	(2.4)	(2.0)	(3.3)	(4.7)
Cash flow from (used in) financing
activities	0.0	0.0	1.2	--	(6.6)
OPERATING STATEMENT DATA
(IN MILLIONS EXCEPT PER
UNIT AMOUNTS):
Revenues (2)	13.3	44.3	37.1	49.5	54.6
Depreciation, depletion and road
amortization	5.8	8.7	15.6	27.5	37.3
Fire loss…………………………………	0.0	0.0	0.0	0.6	-
Cost of timber and property sales	0.0	38.7	10.0	7.3	-
Operating income (loss)	(12.8)	(46.1)	(25.1)	(21.9)	(13.8)
Net income (loss) ……………………	(35.1)	(68.1)	(47.3)	(44.1)	(36.2)

BALANCE SHEET DATA (AT
PERIOD END, IN MILLIONS):
Working capital (deficiency)	(251.9)	(228.8)	(6.5)	(1.6)	(1.7)
Total assets	84.8	96.5	168.7	211.0	255.2
Long-term debt (3)	0.0	0.0	225.0	225.0	225.0
Equity (deficiency)	(168.7)	(133.6)	(65.5)	(19.4)	25.5
OPERATING DATA (UNAUDITED):
Log and timber deed sales
volumes (MMBF) (2)	42.0	61.0	110.8	204.8	250.7
Property sales volumes (MMBF) (2)	0.0	210.3	53.3	3.5	--

(1)	Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. The Company considers Modified EBITDDA to be a relevant and meaningful indicator of earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of net income or loss.

In addition, Modified EBITDDA does not necessarily represent funds available for management’s discretionary use as it is calculated prior to debt service obligations and capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Reconciliation of modified EBITDDA (in millions)
	2005	2004	2003	2002	2001
Operating income (loss)	(12.8)	(46.1)	(25.1)	(21.9)	(13.8)

Plus: Depreciation, depletion,
and road amortization	5.8	8.7	15.6	27.5	37.3
Plus: Cost of timber and
property sales	0.1	38.7	10.0	7.3	0.0
Modified EBITDDA	(6.9)	1.3	0.5	12.9	23.5

(2)	Revenues in 2005 consisted of $12.8 million of log and deed sales, $0.0 of timber and property sales and $0.5 million of by-products and other sales. Revenues in 2004 consisted of $13.8 million of log and deed sales, $28.1 of timber and property sales and $2.4 million of by-products and other sales. Revenues in 2003 consisted of $25.0 million of log and deed sales, $10.1 of timber and property sales and $2.0 million of by-products and other sales. Revenues in 2002 consisted of $42.3 million of log and deed sales, $5.8 of timber and property sales and $1.5 million of by-products and other sales. Revenues in 2001 consisted of $54.2 million of log and deed sales, $0.0 million of timber and property sales and $0.4 million of by-products and other sales.

(3)	See discussion of long-term debt at Note 7 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could be affected if governmental, environmental or endangered species policies change, limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions, the outcome of litigation in which the Company is engaged, and the Company's ability to consummate the proposed settlement of such litigation. The results of the Company's operations depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

General

     The Company's primary business is the growing, harvesting and selling of timber and timberlands (see Item 1. “Business”).

     The Company's results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

Supply and Demand Factors

Supply

     The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Prior to 1998, the low supply of timber from public lands, which is expected to continue for the foreseeable future, benefited private timber holders such as the Company through higher stumpage and log prices. Until recently, the strength of the U.S. dollar has decreased exports and increased imports, has disrupted the equilibrium of the supply and demand equation and contributed to the general downward trend of prices. Certain market conditions for finished products have also positively impacted stumpage and log prices in 2005.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Demand

Changes in general economic and demographic factors, including the strength of the economy, unemployment rates, interest rates for home mortgages and construction loans have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. Until recently, the relative strength of the dollar against the currencies of other wood producing nations has reduced the competitiveness of domestic logs in export markets and increased the competitiveness of imported logs in our domestic markets. United States housing starts for 2005 were up from 2004 levels, and log prices have increased slightly in 2005 over 2004. As a result of the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in the demand for lumber and commodity wood products and have tended to dampen the wide fluctuations that occurred when new housing starts were the primary factor.

Prices for Pine species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. Given the strong growth of the housing market during the past several years, domestic markets have been able to absorb the increasing quantities of imported Radiata Pine lumber and logs which has limited the benefit of the strong housing market. With the continuing strength of the dollar during the 1990's and early 2000's, the level of imports has had a negative impact on pricing for Pine lumber. The Company believes that recent declining value of the dollar should allow the price trend to become more positive. The demand for logs in the United States is also affected by the level of lumber imports.

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

     The Company has not adopted any new accounting policies during the year ended December 31, 2005 that significantly impact its financial statements.

     Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts, timber volumes and growth rates, and the rates of depletion applicable to the Company's

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

merchantable timber. These determinations are made periodically in the ordinary course of accounting.

Current Market Conditions

     in the first quarter of 2005 were up from the fourth quarter of 2004. Log prices began moving upward in the first quarter of 2005. Log prices leveled off in the second and third quarters of 2005. The fourth quarter of 2005 saw log prices start to increase again, as many customers were low on inventories.

Results of Operations

     The following table sets forth sales volume for each of 2005, 2004, and 2003 from the sale of logs, stumpage and timber deeds by thousand board feet ("MBF") and price per thousand board feet and the sales of property:

	SalesVolume (MBF)			Price Realization (MBF)

			Timber			Timber	Timberland
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds	Sales ($000)

2005
Year ended 12/31	38,298	–	3,289	$317	–	$ 174	$–
4th Quarter	8,345		(309)	$350		$ 134	–
3rd Quarter	13,393	–	372	$303	–	$ 97	–
2nd Quarter	9,578	–	2,878	$341	–	$ 177	–
1st Quarter	6,982	–	348	$277	–	$ 198	–

2004
Year ended 12/31	32,484	–	28,561	$329	–	$ 110	$28,120
4th Quarter	9,408		–	$349		$ –	18,192
3rd Quarter	7,369	–	872	$332	–	$ 215	70
2nd Quarter	8,775	–	26,440	$318	–	$ 102	9,828
1st Quarter	6,932	–	1,249	$317	–	$ 158	30

2003
Year ended 12/31	57,048	–	53,719	$316	–	$ 130	$10,129
4th Quarter	12,803	–	38,860	$325	–	$ 120	1,185
3rd Quarter	12,833	–	1,104	$306	–	$ 135	10
2nd Quarter	14,314	–	10,869	$320	–	$ 136	8,334
1st Quarter	17,098	–	2,886	$313	–	$ 236	600

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Revenues. Revenues decreased $31.0 million, or 70%, from $44.3 million in 2004 to $13.3 million in 2005. Log sales increased by $1.5 million and deed sales decreased by $2.5 million. Property sales in 2005 were $0.0 million, compared to $28.1 million in 2004. Chip and by-product revenues were lower by $1.6 million in 2005 compared to 2004. The substantially lower revenues in fiscal 2005 resulted from the lower level of harvesting. During 2005, the non-payment of the $21,656 of annual interest on the Notes decreased the Company’s cash requirements.

      Log sales for 2005 were $12.2 million on volumes of 38,298 MBF, compared to log sales of $10.7 million on volumes of 32,484 in 2004. The average log sales price for 2005 was $317 per MBF compared to an average log sales price of $329 per MBF in 2004, a 4% decrease.

     Timber deed sales for 2005 were $0.6 million on volumes of 3,289 MBF, compared to timber deed sales of $3.1 million on volumes of 28,561 MBF in 2004. The average timber deed sales price per MBF for 2005 was $174 compared to an average timber deed sales price of $110 in 2004, a 58% increase. The increase in timber deed sales realization is due to overall improvements in market conditions, as well as a change in the timber mix being sold in timber sales.

     There were no stumpage sales for 2005 and 2004. The lack of stumpage sales is a result of the Company's strategic decision to utilize log sales, timber deed sales and timber property sales as its primary sources of revenue.

     The Company had no revenue from timber and property sales in 2005, compared to $28.1 million in revenue from timber and property sales during 2004. In 2004, the Company sold the Longbell Tree Farm located in central Oregon which was considered surplus to the Company's operations. This property was sold in a "sealed bid" auction for $22,000,000, of which $18,300,000 was allocated to the portion of the property owned by the Company. There were no similar timber and property sales in 2005.

     Gross Loss. Gross loss decreased by $12.3 million from $13.1 million in 2004 to $0.8 million in 2005 and gross margin went from negative 30% in 2004 to negative 6% in 2005. The improvement in gross margin was due primarily to losses on the sale of timberlands of $10.6 million during 2004 as compared to no gain or loss during 2005. The non-cash loss on the sale of timberlands in 2004 was a consequence of the high proportion of young plantation on these assets in comparison to its allocated basis.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses excluding the management fee were $2.2 million in 2005, compared to selling, general and administrative expenses of $3.5 million in 2004, a decrease of $1.3 million. These expense decreases occurred primarily in salaries, wages and benefits, down $0.1 million, legal fees, down $0.3 million, accounting, audit, and tax fees, down 0.1 million, professional services, down $0.5 million as the MLP expenses ended in 2004, property taxes, down $0.1 million, and insurance, down $0.1 million from 2004.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

     The management fee decreased by $2.0 million over the 2004 amount due to a decrease in the assets managed. We believe the management agreement, which provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly, is comparable to other management agreements used in the industry where the manager receives a monthly fee based upon assets managed.

     Equity in Net Income (Loss) of Affiliate. The equity in net loss of affiliate was $8.0 million during 2005 as compared to equity in net loss of affiliate of $25.4 million in 2004. Since October 1999, the Company has owned a redeemable preferred membership interest ("Preferred LLC Interest") in AFR, an affiliate accounted for under the equity method. In 2003, the Company became an indirect subsidiary of AFR as a result of a series of transactions culminating in the contribution to a subsidiary of AFR of the 99% non-managing member's interest in the Company previously owned by the MLP.

     We exclude losses in excess of our basis in the preferred interest from our preferred interest in our affiliate in our condensed consolidated statements of operations. Losses in excess of that amount are not borne by us. Such amounts for the twelve months ended December 31, 2005 were approximately $13,925. Future earnings of our affiliate, otherwise attributable to our preferred interest, will be allocated to us only after future earnings are sufficient to recover the cumulative losses previously not recognized by us (approximately $13.9 million at December 31, 2005).

             See "Investment in and Transactions with Affiliates" included in Note 8 of the Financial Statements for an explanation of the preferred equity investment in American Forest Resources, LLC.

     Interest Expense. Interest expense was $21.7 million in 2005 and 2004, consisting primarily of interest expense on the Company's $225.0 million of Senior Notes.

     Other Income (Expense), net. Other income, net, was $0.1 million in 2005 and $0.3 million in 2004 and consisted of income derived from cattle leases and other mineral and grazing rights

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

    Timber deed sales for 2004 were $3.1 million on volumes of 28,560 MBF, compared to timber deed sales of $7.0 million on volumes of 53,719 MBF in 2003. The average timber deed sales price per MBF for 2004 was $110 compared to an average timber deed sales price of $130 in 2003, a 15% decrease. The decrease in timber deed sales realization is due to overall declines in market conditions, as well as a change in the timber mix being sold in timber sales.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. As of December 31, 2005, the Company had a cash balance of $0.3 million and a $250.2 million working capital deficit that included $225.0 million of long-term debt declared in default by the Trustee.

     Operating Activities. Cash flows provided by operating activities in 2005 were $2.9 million, compared to cash flows provided by operating activities of $1.1 million in 2004.

     Investing Activities. Cash flows used in investing activities were $2.7 million in 2005, as compared to cash flows used in investing activities of $2.4 million during 2004 principally for reforestation, timber acquisitions and road additions in each year.

     Financing Activities. There were no cash flows provided by financing activities in 2005 or 2004. In May 2003, U.S. Timberlands Acquisition Co., LLC reimbursed the Company for certain expenses aggregating $1.2 million incurred in connection with the Privatization Transaction. These expenses consisted principally of legal expenses of the Company and the Special Committee and a fairness opinion fee to an investment banking firm retained by the Special Committee. The reimbursement has been recorded as a contribution to the capital of the Company. Beginning in the second quarter of 2001, the Company ceased making distributions

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

to its equity holders. Accordingly, during 2005 and 2004, the Company paid no distributions to members.

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

     The Indenture also contains restrictions on the amount of timber that may be harvested based on a limit of 150%, 140%, 130% and 120% of 125 MMBF, adjusted for various acquisitions, dispositions and adjustments, averaged over a one, two, three and four year period, respectively. As of December 31, 2005, the Company believes it was in compliance with the covenants contained in the Notes, except that the Company did not pay the interest due on the Notes in 2005. (See "Item 3. Legal Proceedings" for a discussion of certain litigation initiated against the Company, among others, relating to the Notes and the decision of the Delaware Court of Chancery with respect to the Company's compliance with such covenants). On February 27, 2006, the Company announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, the Company or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. The settlement would include the alleged existing defaults, the accrued and unpaid interest, the termination of all pending litigation, and a release of all the parties. Completion of the contemplated settlement is subject to a number of conditions, including the commitment to support a pre-negotiated plan of reorganization to effectuate the settlement by a sufficient number of Noteholders and holders of a sufficient face value of Notes to be acceptable to the Company, and the receipt by the Company of financing sufficient to fund the settlement. The Company has agreements in principle for the financing, which are subject to the negotiation and execution of definitive documentation and due diligence.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

Capital Expenditures/Cash Distributions

     Capital expenditures in 2005 totaled $2.7 million. The Company purchased timber cutting rights for approximately 15.8 MMBF of timber for $2.0 million. The remaining $0.7 million in capital expenditures were mainly in the nature of land management/silviculture costs. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be significant and will consist mainly of land management/silviculture expenditures. It is currently anticipated that the Company will not maintain significant log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $0.3 million in 2006 consisting primarily of capitalized silviculture costs.

     The non-payment of interest on the Notes in 2005 substantially reduced the Company's cash requirements. Prior thereto, cash required to meet the Company's debt service was significant. To meet its working capital requirements, the Company had been selling logs and making timber sales at a rate in excess of the Manager's estimate of the current annual board footage growth on the Company's timberlands. The next semi-annual interest payment on the Notes is due May 15, 2006, subject to a 30 day grace period. Due to the pending settlement discussed above, the Company does not expect that it will make the next scheduled interest payment.

Effects of Inflation

     Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity, but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Variable Interest Entities

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

As of the end of the period covered by this annual report, the Company's executive officers completed an evaluation of the Company's disclosure controls and procedures and has determined them to be effective. During the fourth quarter of fiscal 2005, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

Name	Age	Position
John M. Rudey	62	Chairman, Chief Executive Officer, President and Director
John D. Layton	44	Director (1)
Mel A. Sachs	60	Director (1)
Suzanne M. Hay	34	Director (2)
Carrie L. Tillman	34	Director (2)
Thomas C. Ludlow	59	Vice President, Secretary and Treasurer

(1)	Member of the Audit Committee.

(2)	These directors are “Independent Directors” under the Company’s operating agreement and have the powers and duties of directors of the Company only with respect to the Company’s entering into certain significant transactions, including, but not limited to, a merger, sale of substantially all of the assets or the institution of bankruptcy proceedings with respect to the Company and in other limited circumstances.

     John M. Rudey has served as Chairman and President of the Company since its reorganization in July 2003. He also serves as Chairman, Chief Executive Officer and President of the Manager, having been elected to the Board of Directors of the Manager in September 1996.

    John D. Layton has served as a director of the Company since its reorganization in July 2003. He also serves as a director of the Manager, having been elected to the Board of Directors of the Manager in June 2003. For the past six years, Mr. Layton has been a Manager with HRH Construction, LLC, in New York City.

    Mel A. Sachs has served as a director of the Company since its reorganization in July 2003. He also serves as a director of the Manager, having been elected to the Board of Directors of the Manager in June 2003. For the past six years Mr. Sachs has been a trial lawyer. Mr. Sachs has lectured practicing lawyers at the National College of Criminal Defense and has taught at Cornell University Law School, Emory University Law School, University of Colorado Law School and Hofstra University School of Law.

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

     Thomas C. Ludlow became Vice President, Chief Financial Officer, and Treasurer of the Company in July 2003. He has served as Vice President and Chief Financial Officer of the Manager since July 2000. From 1998 to 2000, Mr. Ludlow was Chief Financial Officer of Forest Systems, LLC, a Boston based timber investment management company. From 1995 to 1998, Mr. Ludlow was Director and head of North American Forest Products for Deutsche Morgan Grenfell, an international investment bank.

     The Company does not have an audit committee financial expert. The director that had previously served as audit committee financial expert resigned from the Board of Directors in 2005 and the Company has not been able to retain a replacement director.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual			Compensation
		Compensation			Awards

					Securities
Name and Principal	Fiscal				Underlying	All Other
Position	Year	Salary ($)		Bonus ($)	Options/SARs(#)	Compensation

John M. Rudey	2005	0		–	–	–
Chairman and	2004	0		–	–	–
Chief Executive Officer	2003	309,000	(1)	–	–	–

Thomas C. Ludlow	2005	0		–	–	–
Vice President and	2004	0		–	–	–
Chief Financial Officer	2003	150,000	(1)	–	–	–

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

Item 13. Certain Relationships and Related Party Transactions

     The Company is managed by the Manager pursuant to a management agreement between the Company and the Manager. Under the management agreement, the Manager is entitled to an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management. Substantially all of the ownership interests in the Manager are owned by John M. Rudey and entities affiliated with Mr. Rudey. Mr. Rudey is the Chairman and President of the Company. In 2005, $2,000 in fees was paid by the Company pursuant to the management agreement.

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

     On September 14, 2001, management of AFR was taken over by American Forest Services, LLC ("American Forest Services,” formerly U.S. Timberlands Services Yakima, LLC), a wholly owned subsidiary of the Manager of the Company. American Forest Services is paid a fee equal to 2% of the agreed upon valuation of the assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of AFR's earnings before interest, taxes, depletion, depreciation and amortization. Such fees charged to operations by AFR amounted to $2,980 in 2005, $3,133 in 2004, and $3,133 in 2004 and $3,033 in 2003.

     In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from AFR for $1,300. These timber cutting rights expired in June 2003.

     In December 2000, the Company sold approximately 8,000 acres of timberland located in Central Oregon to AFR for $2,900.

     During 2001, the Company contributed cutting rights and timberland located in Central Oregon to AFR. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred LLC Interest in AFR. Terms of the additional senior Preferred LLC Interest acquired are the same terms as the senior Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interest at its cost for the cutting rights and timberland of approximately $16,300. All property that has been contributed for the Company's Preferred LLC Interest in AFR has been pledged as collateral by AFR under its credit facility with its lender.

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

     In addition to the preceding, in July 2002, the Company purchased timber cutting rights for approximately 5.1 million board feet from AFR Services for $500. These timber cutting rights expired in July 2005.

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

Item 14. Principal Accounting Fees and Services

     The following chart shows the aggregate fees billed to the Company by Eisner LLP for professional services in the named categories for the years ended December 31, 2005 and December 31, 2004.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(dollar amounts in thousands unless otherwise noted)

	2005	2004

Audit fees (1)	$214	$330
Audit related fees (2)	–	–
Tax fees (3)	30	50
Other fees	15	–

Total fees	$259	$380

(1)	Audit fees consists of professional services rendered in connection with the audit of the company’s annual financial statements, reviews of the Company’s annuals reports on Form 10-K, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, statutory audits and reviews of documents filed with the SEC.
(2)	Separately billed annual tax planning and IT audit work.
(3)	Preparation of annual tax returns

Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee charter, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants; the Audit Committee approved these services.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

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

†   Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.

++ Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q filed on August 14, 2003

# Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q filed on November 19, 2003

+ Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K/A filed on May 18, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND FIBER GROUP, LLC

By: /s/ John M. Rudey John M. Rudey, Chairman and President
        April 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/	John M. Rudey	Chairman, President, and	April 14, 2006
Director (Principal Executive Officer)
John M. Rudey

/s/	Thomas C. Ludlow	Vice President, Treasurer	April 14, 2006
(Principal Financial Officer)
Thomas C. Ludlow

/s/	John D. Layton	Director	April 14, 2006

John D. Layton

/s/	Mel A. Sachs	Director	April 14, 2006

Mel A. Sachs

I N L A N D F I B E R G R O U P , L L C A N D S U B S I D I A R Y
( f o r m e r l y U . S . T i m b e r l a n d s K l a m a t h F a l l s , L L C )

C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S

Contents	Page

Inland Fiber Group, LLC
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2005 and 2004	F-3
Consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003	F-4
Consolidated statements of changes in members' deficiency for the years ended	F-5
December 31, 2005, 2004 and 2003
Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003	F-6
Notes to consolidated financial statements	F-7

American Forest Resources, LLC

Report of Independent Registered Public Accounting Firm	F-21
Consolidated balance sheets as of December 31, 2005 and 2004	F-22
Consolidated Statements of operations for the years ended December 31, 2005, 2004 and 2003	F-23
Consolidated Statements of redeemable preferred member interest and common member's deficiency for
the years ended December 31, 2005, 2004 and 2003	F-24
Consolidated Statements of cash flows for the years ended December 31, 2005, 2004 and 2003	F-25
Notes to financial statements	F-26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
Inland Fiber Group, LLC

We have audited the accompanying consolidated balance sheets of Inland Fiber Group, LLC, and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members’ deficiency and cash flows for each of the yers in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Fiber Group, LLC and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has received Notices of Default and Acceleration of maturity of the Notes from the Trustee under the Indenture governing the $225,000,000 of Senior Notes due in 2007, which raises substantial doubt about the Company’s ability to continue as a going concern. As further discussed in Note 1, after completion of a trial in the Delaware Court of Chancery as to whether an event of default had occurred under the Indenture and prior to post-trial hearings and a decision being rendered, the Company, in February 2006, reached a tentative agreement with the Trustee to resolve the outstanding disputes among the parties, subject to certain conditions. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner, LLP

New York, New York
March 10, 2006

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$307	$180
Accounts receivable	575	207
Other receivables	485	592
Notes receivable	150	139
Restricted cash	124	104
Prepaid expenses and other current assets	72	134

Total current assets	1,713	1,356

Timber and timberlands, net	80,934	84,247
Investment in affiliate	–	7,975
Property, plant and equipment, net	770	799
Notes receivable, less current portion	–	10
Other assets	85	150
Deferred financing fees, net	1,273	1,948

Total assets	$84,775	$96,485

LIABILITIES AND MEMBERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,015	$561
Accrued liabilities	2,198	451
Accrued bond interest	24,408	2,752
Deferred revenue	–	1,041
Payable to managing member and affiliates	850	257
Long–term debt declared in default by trustee	225,000	225,000

Total current liabilities	253,471	230,062

Litigation (Note 13)

Members' deficiency:
Managing member's interest	(1,704)	(1,362)
Nonmanaging member's interest	(166,992)	(132,215)

	(168,696)	(133,577)

Total liabilities and members' deficiency	$84,775	$96,485

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Log and timber deed sales,
including $4,200 to an affiliate in 2003	$ 12,808	$ 13,821	$ 25,000
Timber and property sales
including $9,519 to an affiliate in 2003	–	28,120	10,129
By–products and other	497	2,379	2,001

	13,305	44,320	37,130

Cost of products sold:
Cost of timber harvested	(8,191)	(9,965)	(13,252)
Cost of timber and property sales	–	(38,714)	(9,952)
Depletion, depreciation and road amortization	(5,809)	(8,732)	(15,557)

	(14,000)	(57,411)	(38,761)

Gross loss	(695)	(13,091)	(1,631)

Management fee to affiliate	(2,000)	(4,014)	(1,338)
Selling, general and administrative expenses	(2,178)	(3,529)	(5,100)
Equity in net loss of affiliate	(7,975)	(25,439)	(17,039)

Operating loss	(12,848)	(46,073)	(25,108)

Interest expense	(21,660)	(21,658)	(21,736)
Amortization of deferred financing fees	(675)	(675)	(675)
Interest income	10	30	12
Other income, net	54	281	190

Net loss	$ (35,119)	$ (68,095)	$ (47,317)

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Consolidated Statements of Changes in Members' Deficiency
(in thousands)

	Managing	Nonmanaging	Total
	Member's	Members'	Members'
	Interest	Interest	Deficiency

Balance, December 31, 2002	$ (196)	$ (19,207)	$ (19,403)
Capital contribution	0	1,238	1,238
Net loss	(478)	(46,839)	(47,317)

Balance, December 31, 2003	(674)	(64,808)	(65,482)
Net loss	(688)	(67,407)	(68,095)

Balance, December 31, 2004	(1,362)	(132,215)	(133,577)
Net loss	(342)	(34,777)	(35,119)

Balance, December 31, 2005	$ (1,704)	$ (166,992)	$ (168,696)

See notes to consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)
		Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net (loss)	$(35,119)	$(68,095)	(47,317)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation, depletion, amortization and cost of
timber and property sold	6,047	47,177	25,509
Loss (Gain) on disposal of assets	10	-	(19)
Amortization of deferred financing fees	675	675	675
Equity in net loss of affiliate	7,975	25,439	17,039
Other non-cash items	–	(93)	–
Changes in assets and liabilities:
Accounts receivable	(368)	323	498
Other receivables	107	(260)	(121)
Notes receivable	(11)	(36)	1,241
Prepaid expenses and other current assets	137	86	111
Accounts payable	255	235	(929)
Accrued bond interest and other liabilities	24,253	(139)	(410)
Deferred revenue	(1,041)	(3,959)	5,000
Payable to general partner and affiliate	(58)	(226)	(3)

Net cash provided by operating activities	2,862	1,127	1,274

Cash flows from investing activities:
Purchase of property, plant and equipment - net	(19)	(6)	–
Proceeds from sale of assets	–	–	26
Timber, timberlands and road additions	(2,696)	(2,438)	(1,984)
Restricted cash	(20)	50	(72)

Net cash used in investing activities	(2,735)	(2,394)	(2,030)

Cash flows from financing activities:
Capital contributions	–	–	1,238

Net cash provided by financing activities	–	–	1,238

Net increase (decrease) in cash and cash equivalents	127	(1,267)	482
Cash and cash equivalents, beginning of period	180	1,447	965

Cash and cash equivalents, end of period	$307	180	1,447

Supplemental cash flow information:
Cash paid for interest expense	$4	21,734	21,658

Noncash activities:
Contribution of timberlands for investment in affiliate	$–	–	11,572
Assets transferred in repayment of debt	$–	14	–

See notes to consolidated financial statements

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

1. Business and Significant Accounting Policies:

Business

The accompanying consolidated financial statements include the accounts of Inland Fiber Group, LLC (the "Company"), a Delaware limited liability company, and its wholly owned subsidiary, Fiber Finance Corp. ("Finance Corp."), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for the Company's Notes (defined below). It has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation. An investment in an affiliate is carried at cost, plus accrued dividends to the extent earned, reduced by losses in excess of the common members' interest in the investee. (See note 8)

The primary activities of the Company are the growing of trees and the sale of logs and standing timber to third party wood processors and the sale of excess land. The Company's timber is located principally in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

The Company is an indirect 99 % owned subsidiary of American Forest Resources, LLC ("AFR"). Prior to July 2003, Pacific Fiber Company, LP, a master limited partnership (the "MLP") owned a 99% non-managing member interest in the Company (see "Going Private Transaction"). Timber Resource Services, LLC (the "Manager") which is controlled by Cascade Resource Holdings, LLC, an entity owned by senior management, which also controls the common membership interest in AFR, manages the business of the Company, and owns a 1% non-voting membership interest in the Company.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 13, the Company received Notices of Default and Acceleration from the Trustee under the Indenture governing the Company's $225,000 of Senior Notes pursuant to which the Trustee demanded payment and accelerated the Company's obligations under the Senior Notes, which raises substantial doubt about the Company's ability to continue as a going concern. After completion of a trial on the related issues in the Delaware Court of Chancery as to whether an event of default had occurred under the Indenture and prior to post-trial hearings and a decision being rendered, the Company, in February 2006, reached a tentative agreement with the Trustee to resolve the outstanding disputes among the parties, subject to certain conditions. The settlement would include the alleged existing defaults, the accrued and unpaid interest, the termination of all pending litigation, and a release of all the parties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

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

Subsequent to the Privatization Transaction, the 99% interest in the Company originally held by the MLP was transferred in a series of transactions to a newly-formed limited liability company, IFG Holdings, LLC. IFG Holdings, LLC is wholly owned by AFR, in which the Company holds a preferred equity interest. As part of this reorganization of the ownership structure of the Company, a Board of Directors was elected for the Company to supervise its operations and a new management arrangement was established under which the Manager, whose interest was converted into a 1% non-voting interest in the Company, provides comprehensive timber management services to the Company pursuant to a fee-based management agreement.

Because of the publicly-owned long-term debt which remains outstanding, the Company did not elect to adopt "push-down" accounting for the Privatization Transaction described above, pursuant to which the purchase price paid by the group for the 63.6% indirect interest in the Company would be reflected in the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates..

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
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

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company’s trade accounts and notes receivable are derived from sales to third party wood processors. The Company’s four largest, non-affiliated customers accounted for approximately 33%, 16%, 14%, and 12% of the Company’s aggregate net revenues from log and timber deed sales for the year ended December 31, 2005. In 2004, four non-affiliated customers represented approximately 31%, 14%, 14% and 12% respectively, of aggregate net revenues from log and timber deed sales. In 2003, two non-affiliated customers accounted for approximately 25% and 13% of aggregate net revenues from log and timber deed sales. No other single non-affiliated customer accounted for more than 10% of aggregate net revenues from log and timber deed sales in those years. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both.

     The Company periodically reviews its allowance for doubtful accounts and provides an estimated amount for such accounts, if required. As of December 31, 2005 and 2004, no allowance for doubtful accounts was required.

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

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

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

Deferred Financing Fees

      Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt. The Company presents deferred financing fees net of accumulated amortization. The accumulated amortization of deferred financing fees as of December 31, 2005 and 2004 was $5,477 and $4,802, respectively. In the event the Company doesn’t prevail in the litigation or reach a settlement with the Trustee as discussed in “Note 1 - Basis of Presentation”, the unamortized balance will be written off.

Income Taxes

      The Company is a limited liability company. Accordingly, the Company is not liable for federal or state income taxes since the Company’s income or loss is reported on the separate tax

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.
Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities" which is an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements." In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

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

2. Timber and Timberlands:

Timber and timberlands consisted of the following at December 31:

	2005	2004

Timber and logging roads	$255,690	$252,701
Timberlands	11,970	11,970
Seed orchard and nursery stock	1,243	1,373

	268,903	266,044
Less accumulated depletion and road amortization	187,969	181,797

	$80,934	$84,247

3.  Investment in Affiliate:

     Since October 1999, the Company has owned a redeemable preferred member interest ("Preferred LLC Interest") in American Forest Resources, LLC, ("AFR"), an affiliate accounted for under the equity method (see Note 8).

     As described in Note 1, in July 2003 the Company became an indirect subsidiary of AFR, as the result of a contribution to AFR of the 99% non-managing member's interest in the Company previously owned by the MLP.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

     The following summarized financial information for AFR is presented without consolidation of the Company's assets, liabilities and results of operations to avoid duplication which would otherwise occur. AFR's investment in the Company is accounted for by the equity method. The carrying amount of the investment reflects the purchase price paid by the investor group for the 63.6% acquired interest in the Privatization Transaction and the investor group's carryover basis for the 36.4% interest owned prior to the transaction.

Following is summarized financial information for AFR as of and for the years ended December 31:

	2005	2004	2003

Current assets	$4,870	$1,384	$754
Noncurrent assets, principally timber and timberlands	108,950	128,096	136,227
Investment in Inland Fiber Group, LLC	(100,508)	(63,712)	(12,272)
Current liabilities, including $114,448 and $124,220 of debt
in default in 2005 and 2004, respectively	130,316	133,833	5,886
Noncurrent liabilities - long-term debt	-	-	121,383
Redeemable preferred member interest (owned by the
Company)	50,683	50,683	50,683 (2)
Common member deficiency	(167,790)	(118,747)	(53,243)

Net sales	12,331	9,977	27,624
Gross profit	3,636	129	580

Loss before equity in the Company's loss	(12,248)	(16,655)	(9,926)
Equity in the Company's loss (1)	(36,796)	(51,440)	(33,407)

Net loss	$(49,044)	$(68,095)	$(43,333)

(1)	Reflects (a) charges of $9,652 in 2005, $8,784 in 2004, and $7,152 in 2003 related to the amortization of $43,287 excess cost over deficiency in net assets attributable to 63.6% acquired interest and (b) benefit of $3,984 in 2003 representing share of the Company's net loss for 2003 attributable to 63.6% acquired interest prior to acquisition.

(2)	Represents balance at beginning of year increased by $11,572 contribution of timberlands by the Company during 2003.

4. Property, Plant and Equipment:

Property, plant and equipment consisted of the following at December 31:

INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

	2005	2004

Equipment	$325	$322
Buildings and improvements	997	995

	1,322	1,317
Less accumulated depreciation and amortization	552	518

	$770	$799

5. Affiliate Credit Facility:

     The Company had a credit facility with an affiliate of the Manager (the "Affiliate Credit Facility") consisting of a revolving line of credit up to $12.0 million which expired in 2002. The Company had sought to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party, but has been unable to obtain a working capital credit facility in amounts to fund its working capital needs from a traditional commercial lender. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have agreed to make short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. During 2004 and 2005, there were no borrowings from affiliated lenders. The affiliate has made no commitment to continue to lend funds to the Company, and each request is considered on a case by case basis. During 2003, the maximum borrowings outstanding from the affiliate was $424, all of which had been repaid as of December 31, 2003.

   No interest and commitment fees were paid to the affiliate in 2003, 2004 and 2005.

6. Long-Term Debt:

     The $225,000 of Senior Notes (the “Notes”), which were issued in 1997, were issued jointly and severally by the Company and Finance Corp., a wholly owned subsidiary of the Company (collectively, the “Issuers”). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% per annum payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

     The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2005 and 2004, the Company was and presently is prohibited from making distributions to its members. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, the Company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture, had placed $662 in a restricted account during the first quarter of 2003 only to be used in ways prescribed in the Indenture. A balance of $0 remained in the restricted account as of December 31, 2005.

     No interest and commitment fees were paid to the affiliate in 2003, 2004 and 2005.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

     As of December 31, 2004, the Company believed it was in compliance with the covenants contained in the Notes. However, the Trustee under the Indenture has alleged and the Court of Chancery of the State of Delaware had determined that the Company has violated certain covenants contained in the Indenture. Furthermore, in January 2005 and July 2005, the Trustee sent the Company Notices of Default and Acceleration pursuant to which the Trustee declared the unpaid principal and any accrued interest on the Notes to be immediately due and payable. Accordingly, the Notes have been classified as a current liability in the accompanying balance sheet at December 31, 2005 and 2004. See Note 13 for a description of litigation related to this matter.

The Company timely paid to the Trustee the semi-annual interest payment on the Notes due November 15, 2004. The Company subsequently became aware that the Trustee withheld approximately $4.8 million, which was reduced to approximately $2.8 million, from such payment to fund its cost of litigation against the Company and paid the Noteholders a corresponding reduced amount of interest. The Company believes the Trustee did not have the right to withhold such amount and is responsible to pay such interest to the Noteholders and, in December 2004, commenced litigation against the Trustee (see Note 13).

     As of December 31, 2005, the Company has not made its semi-annual interest payments on the Notes which were due on May 15 and November 15, 2005, which amounted to $21,656, as a result of the litigation with the Trustee and the acceleration of the Notes. Such non-payment constitutes an event of default under the Indenture.

     In February 2006, the Company reached a tentative agreement with the Trustee to resolve the outstanding disputes (see Note 13). Due to the pending settlement, the Company does not expect that it will make the interest payment due May 15, 2006.

7. Members' Equity:

     As provided in the Company's Operating Agreement, income and losses are allocated 99% to IFG Holdings, LLC and 1% to the Manager.

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

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

      On September 1, 2003, the Company completed a management agreement with the Manager. The new management agreement replaced the prior arrangement under which the Company reimbursed the Manager for expenses incurred on the Company's behalf. The new management agreement, provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management, payable monthly. Fees incurred under the management agreement were $2,000, $4,014 and $1,338 for 2005, 2004 and for the period September 1 through December 31, 2003, respectively.

     As of December 31, 2005 and 2004, the Company had accrued management fees of $836 and $0, respectively. During 2005, 2004, and 2003, expenses (included in selling, general and administrative expenses) allocated to and reimbursed by the Company to the Manager totaled $294, $290, and $2,191 respectively. Such expenses for the period since September 1, 2003 represent services not incorporated in the management agreement.

Consulting Agreements

     Through June 2003, the Manager had consulting agreements with affiliates of certain persons who were directors of the Manager during the terms of such consulting agreements, pursuant to which each such person or firm had provided consulting services to the Manager The agreements provided for an annual retainer of $25, plus an hourly rate for services rendered at the request of the Manager. The consulting agreements were discontinued in July 2003.  Payments by the Manager related to consulting agreements amounted to $56 in 2003. Such fees were reimbursed to the Manager by the Company.

Investments in and Transactions with Affiliates

In October 1999, the Company made an investment in AFR, an unconsolidated affiliate. AFR, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The MLP contributed to AFR $294 of cash for 49% of AFR's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306 in cash by Cascade Resource Holdings Group ("Holdings Group") a Delaware limited liability company in which John Rudey, the Chairman of the Board of the Company, holds a controlling interest. The Company also acquired all of the senior preferred interests in AFR (the "Senior or Preferred LLC Interests") for its contribution to AFR of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and 6% thereafter of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at AFR's option for a redemption price equal to the agreed upon value of the Preferred LLC Interests, either in cash or by returning the contributed timberlands, plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, AFR's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

accrued dividends to the extent earned, reduced by losses in excess of the Common LLC Interests. As the Company has not guaranteed obligations of AFR, nor is otherwise committed to provide further financial support for AFR, the Company discontinued applying the equity method in 2005 when its interest in AFR was reduced to zero. Accordingly, the Company's share of AFR's losses during the year ended December 31, 2005 amounted to $7,975, representing the carrying amount of its investment in AFR as of December 31, 2004.

     On September 14, 2001, management of AFR was taken over by American Forest Services, LLC ("AFS"), a wholly owned subsidiary of the Manager of the Company. AFS is paid a fee equal to 2% of the agreed upon valuation of the total timber and timberland assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of AFR's earnings before interest, taxes, depletion, depreciation and amortization. Fees charged to operations by AFR amounted to $2,980 in 2005, $3,133 in 2004 and $3,033 in 2003. The MLP and the Company granted Holdings Group an irrevocable proxy to vote its Common and Preferred LLC Interests.

     During 2001, 2002, and 2003, the Company contributed cutting rights and timberlands located in Central Oregon to AFR. The contributions had an aggregate agreed upon value of $49,900 and were added to the Company's Preferred LLC Interest in AFR. Terms of the additional Preferred LLC Interest acquired are the same terms as the Preferred LLC Interest previously issued to the Company. The Company recorded its additional Preferred LLC Interest at its cost for the cutting rights and timberland of approximately $46,200.

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

     All property that has been contributed for the Company's Preferred LLC Interest in AFR has been pledged as collateral by AFR under its credit facility with its lender.

     As of December 31, 2005 and 2004, AFR was in default under its credit facility, due to, among other defaults, the failure to make principal amortization payments on outstanding Notes amounting to $114,498 and $122,880, respectively. On February 10, 2005, AFR entered into a Forbearance Agreement pursuant to which the insurer of the credit facility had agreed to forbear,

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

and had instructed the trustee to forbear, from exercising remedies from the existence of specified defaults from the effective date of the Agreement through no later than May 10, 2005. Upon expiration of the forbearance period, the insurer and the trustee have continued to forbear from exercising remedies, however at any time they may accelerate the maturity of the Notes. As part of the agreement, AFR retained a Chief Restructuring Officer and presented to the insurer for its approval a restructuring plan containing a detailed proposal for curing the specified defaults and a five-year business plan. The ultimate resolution of this matter may affect the Company's ability to recover its investment in AFR.

9. Management Incentive Plan:

The MLP maintained a Unit Option Plan, which provided for the granting of options (the "Unit Options") to employees and directors of the Manager who performed services for the Company. The plan permitted the grant of Unit Options covering 857,749 of the MLP's Common Units. Unit Options granted under the MLP's Unit Option Plan were determined by the Long-Term Incentive Plan Committee of the MLP's Board of Directors and were granted at fair market value at the date of the grant. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units provided that the minimum quarterly distributions (as defined in the MLP Agreement) have been made.

     The following table summarizes the activity related to unit options for the three years ended December 31, 2005:

     The following table summarizes the activity related to unit options for three years ended December 31, 2005:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, December 31, 2002	683,007	$13.77
Unit options cancelled	(102,000)	13.34
Unit options effectively cancelled with the Privitization Transaction (a)	(581,007)	13.85

Outstanding, December 31, 2003, 2004 and 2005	–	–

     (a) As of December 31, 2005, exercise prices for options outstanding were between $5.84 and $14.75 with a weighted average exercise price of $13.85 per unit. On June 26, 2003, as part of the merger, these options were converted into the right to receive $3.00 per unit which is below even the lowest exercise price. Accordingly, the Company has no expectation that any of the options will be exercised and they have effectively been cancelled.

10. Fair Value of Financial Instruments:

     A summary of the fair value of the Company's significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(dollar amounts in thousands, except per unit amounts or otherwise noted)

a. Short-term financial instruments – The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximates the carrying amounts in the financial statements due to the short maturities of such items.

b. Long-term debt – The estimated fair value of the Company's long-term debt was approximately $117,000 and $101,000 at December 31, 2005 and 2004, respectively, based on published market quotations.

11.    Quarterly Results (Unaudited):

	Quarter Ended

	December 31	September 30	June 30	March 31	Total Year

2005
Revenues	$2,959	$4,163	$4,019	$2,164	$13,305
Gross loss	(59)	(246)	(102)	(288)	(695)
Net (loss)	(6,692)	(7,259)	(8,782)	(12,386)	(35,119)

2004
Revenues	$21,672	$3,569	$16,494	$2,585	$44,320
Gross loss	(11,276)	(429)	(1,195)	(192)	(13,092)
Net (loss)	(29,588)	(12,557)	(13,120)	(12,830)	(68,095)

12. 401(K) Defined Contribution Plan:

     The Manager sponsors a 401(K) defined contribution plan which covers substantially all of its full-time employees, the allocable costs of which were reimbursed by the Company. The amounts which were reimbursed by the Company pursuant to the management arrangement totaled $5 in 2005, $6 in 2004 and $27 in 2003.

13. Litigation:

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture governing the $225,000 of Senior Notes against the Company, Finance Corp., the Manager, AFR, Holdings Group, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, the Company agreed that, through

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an event of default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was completed in August 2005. In October 2005, the Trustee filed its post-trial brief and the Defendants filed their reply brief in November 2005. The Trustee subsequently issued a supplemental notice of default based upon the Company's failure to make its May and November, 2005 interest payments as specified in the Indenture. On January 18, 2006, the Trustee filed an amended complaint, alleging that the non-payment of interest constituted a breach of the Indenture entitling the Trustee to an award against the Company of the $225 million principal plus interest. The post-trial proceedings are deferred and, the Companys' time to answer this amended complaint is being extended, pending settlement discussions among the parties.

     The Company commenced a separate action on December 7, 2004 against the Trustee, alleging that the Trustee breached the Indenture by withholding and not remitting to the Noteholders $4.8 million from an interest payment made by the Company (the "Interest Withholding Action"). On January 13, 2005, the Trustee asserted a counterclaim alleging that the Company, Finance Corp., and AFR are liable for the attorneys' fees that the Trustee is and will incur in the Interest Withholding Action and the action filed by the Trustee described above. No proceedings have occurred in the Interest Withholding Action.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per unit amounts or otherwise noted)

     On February 27, 2006, the Company announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, the Company or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. The settlement would include the alleged existing defaults, the accrued and unpaid interest, the termination of all pending litigation, and a release of all the parties. Completion of the pending settlement is subject to a number of conditions, including the commitment to support a pre-negotiated plan of reorganization to effectuate the settlement by a sufficient number of Noteholders and holders of a sufficient face value of Notes to be acceptable to the Company, and the receipt by the Company of financing sufficient to fund the settlement. Due to pending settlement, the post-trial hearing has been adjourned. The Company and its legal counsel believe the litigation and both Notices of Default to be without merit, and to the extent the proposed settlement is not completed and the litigation were to resume, the Company would continue to vigorously defend the litigation.

14. Fire Loss Risk:

In accordance with industry practice, the Company self-insures for fire loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
American Forest Resources, LLC

We have audited the accompanying consolidated balance sheets of American Forest Resources, LLC and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable preferred member interest and common members' deficiency and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Forest Resources, LLC and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2005, the Company is in default under its Credit Facility and the Insurer of the Credit Facility and the Trustee have continued to forbear from exercising remedies, however, at any time, they may accelerate the maturity of the $114,448 payable thereunder at such date. In addition, as discussed in Note 1, Inland Fiber Group, LLC, the Company's subsidiary, received Notices of Default and Acceleration of maturity of notes payable from the Trustee under the Indenture governing the $225,000 of Senior Notes due in 2007. These events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, New York
March 10, 2006

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of
$19 at December 31, 2004)	$477	$342
Accounts receivable	761	579
Due from managing member and affiliates	–	54
Other receivables	563	79
Notes receivable	683	774
Prepaid expenses and other current assets	138	271
Restricted cash related to debt in default	3,683	15,357

Total current assets	6,305	17,456

Timber and timberlands, net	190,044	197,475
Equipment, net	870	873
Restricted cash	–	104
Interest rate cap agreement	102	302
Notes receivable, less current portion	–	10
Deferred financing costs, net	463	708
Other assets	85	150

Total assets	$197,869	$217,078

LIABILITIES AND MEMBERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,139	$596
Accrued interest	25,536	3,185
Other accrued liabilities	3,046	1,589
Long-term debt - in default	114,448	124,225
Long-term debt of IFG subsidiary declared in default by Trustee
(net of unamortized discount of $17,849 (2005) and $27,533 (2004))	207,151	197,467
Payable to managing member and affiliates	14,340	7,722
Deferred revenue	–	1,041

Total current liabilities	365,660	335,825

Commitments and litigation (Notes 10 and 11)

Common members' deficiency	(167,791)	(118,747)

	$197,869	$217,078

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

		Year Ended December 31,
		2005	2004	2003
Revenues:
Log and timber deed sales, including $605 (2004) and
$4,200 (2003) to an affiliate		$17,754	$23,798	$38,617
Timber and property sales, including $615, 2005 and $10,200 (2003) to an affiliate		6,151	28,120	24,729
By-products and other		1,453	2,089	2,203

		25,358	54,007	65,549

Cost of products sold:
Cost of timber harvested		11,960	14,296	20,543
Cost of timber and property sales		1,824	38,876	24,621
Depletion, depreciation and road amortization		8,633	13,602	21,826

		22,417	66,774	66,990

Gross profit (loss)		2,941	(12,767)	(1,441)

Operating expenses:
Selling, general and administrative		7,635	6,524	7,221
Management fees		4,980	7,147	4,371

		12,615	13,671	11,592

Operating loss		(9,674)	(26,438)	(13,033)

Other income (expense):
Interest expense and commitment fees		(29,038)	(27,259)	(27,077)
Amortization of deferred financing fees (including write-off of $3,970 in 2004)
and debt discount		(10,327)	(14,177)	(7,763)
Interest income		106	175	234
Preacquisition loss of acquired interest		–	–	3,984
Other (expense) income, net		(111)	(396)	322

		(39,370)	(41,657)	(30,300)

Net loss	$	(49,044)	($68,095)	($43,333)

See notes to financial statements

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED MEMBER INTEREST AND
COMMON MEMBERS' DEFICIENCY
(IN THOUSANDS)

	Redeemable	Common	Note Receivable	Total Common
	Preferred	Members'	Pacific Fiber	Members'
	Member Interest	(Deficiency)	Company, LP	(Deficiency)

Balance, December 31, 2002	39,111	–	–	–
Timberlands and related cutting rights contributed	10,467	–	–	–
Loan to finance Pacific Fiber Company, LP privatization transaction	–	–	(32,000)	(32,000)
Contribution by Pacific Fiber Company, LP of member interest in
IFG Holdings, LLC (owner of approximately 99% interest in Inland
Fiber Group, LLC*) after completion of privatization transaction	(49,578)	19,898	–	19,898
Cash contribution by Pacific Fiber Company, LP to Inland Fiber Group, LLC	–	1,238	–	1,238
Loan repayment Pacific Fiber Company, LP	–	–	954	954
Net loss	–	(43,333)	–	(43,333)

Balance, December 31, 2003	0	(22,197)	(31,046)	(53,243)
Loan repayment Pacific Fiber Company, LP	–	–	2,591	2,591
Net loss	–	(68,095)	–	(68,095)

Balance, December 31, 2004	$–	$(90,292)	$(28,455)	$(118,747)
Net loss	–	(49,044)	–	(49,044)

Balance, December 31, 2005	$–	$139,336	$(28,455)	$(167,791)

* Owner of the Company's redeemable preferred member interest

See notes to financial statements

F–24

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Twelve Months Ended December 31,
	2005	2003	2003
Cash Flows from Operating Activities:
Net Loss	$(49,044)	$(68,095)	$(43,333)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation, depletion and amortization and cost of timber
property sold	10,479	52,008	46,447
(Gain) loss on disposal of assets	10	–	(58)
Amortization of deferred financing fees and debt discount	10,327	14,178	7,764
Preacquisition loss of contributed interest	–	–	(3,984)
Accretion of discount on other long–term debt	–	68	83
Fair value adjustment of interest rate cap agreement	200	728	112
Change in assets and liabilities net of effect of contribution of IFG in 2003:
Accounts receivable	(182)	253	322
Other receivables	107	(243)	(135)
Notes receivable	(187)	(616)	1,267
Prepaid expenses and other current assets	208	82	58
Accounts payable and accrued expenses	6,512	(230)	(104)
Accrued interest	22,351	(7)	170

Advance payment from customer	(1,041)	(3,959)	(4,000)
Payable to affiliate	308	7,503	(241)

Net cash provided by operating activities	48	1,670	4,368

Cash flows from investing activities:
Acquisition of timber and timberlands	(3,398)	(3,206)	(2,805)
Purchase of equipment	(56)	(92)	–
Proceeds from sale of assets	–	14	26
Cash acquired in connection with contribution of IFG	–	–	1,460
Loan to U.S.Timberlands Acquisitions Co., LLC	–	–	(32,000)
Repayment of principal of loan	–	2,590	954

Net cash used in investing activities	(3,454)	(694)	(32,365)

Cash flows from financing activities:
Capital contributions	–	–	1,238
Proceeds from bank credit facility	–	–	32,600
Payments made on bank credit facility	(9,500)	(221)	(3,900)
Advances from affiliates	1,539	(304)	324
Payments of other long-term debt	(276)	(375)	(365)
Deferred financing fees	–	(35)	(765)
Restricted cash, noncurrent portion	11,778	(1,315)	(1,273)

Net cash (used in) provided by financing activities	3,541	(2,250)	27,859

Net decrease in cash, cash equivalents and restricted cash	135	(1,274)	(138)
Cash, cash equivalents and restricted cash, beginning of year	342	1,616	1,754

Cash, cash equivalents and restricted cash, end of year	$477	$342	$1,616

Supplemental Cash Flow Information:
Cash paid during the year for interest	$1,880	$26,909	$26,909

Noncash Investing and Financing Activities:
Receipt of timber cutting rights and timberlands from affiliate	$–	$10,467	$10,467
Interest rate cap agreement acquired for debt	$–	$–	$–
Contribution by common member of interest in IFG Holdings, LLC, net
of $1,460 cash acquired	$–	$18,438	$18,438

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

1	.	Business and Significant Accounting Policies:

Business:

The accompanying financial statements include the accounts of American Forest Resources, LLC ("AFR"), a Delaware limited liability company, and commencing in 2003, after approximately 99% of its members' interests were contributed to AFR (see Going Private Transaction below), Inland Fiber Group, LLC ("IFG"), a Delaware limited liability company, and IFG's wholly owned subsidiary, Fiber Finance Corp. ("Finance Corp."), collectively referred to hereafter as the "Company". Finance Corp. which serves as the co-obligor for IFG's Notes (defined below) has nominal assets and does not conduct operations. All intercompany balances and transactions after the contribution have been eliminated in consolidation.

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

Prior to July 2003, Pacific Fiber Company, LP, a publicly traded master limited partnership (the "MLP") owned a 99% non-managing member interest in IFG. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in IFG. Timber Resource Services, LLC (the "Manager") which is controlled by Cascade Resource Holdings, LLC, an entity owned by senior management, which also controls the common membership interest in AFR, manages the business of IFG and owns a 1% non-voting membership interest in IFG. The Manager also managed the business of AFR prior to September 14, 2001. Thereafter, management of AFR was taken over by American Forest Services, LLC, ("AFS") a wholly-owned subsidiary of the Manager. All management decisions related to the Company are made by the Manager or its subsidiary.

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

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

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

Basis of Presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 7, as of December 31, 2005 and 2004, the Company is in default under its credit facility due to, among other defaults, the failure to make principal amortization payments, not being in compliance with certain financial covenants, and the maturity of the IFG Notes being accelerated by the Trustee due to alleged defaults. On February 10, 2005, the Company entered into a Forbearance Agreement pursuant to which the insurer of the credit facility had agreed to forbear, and instructed the Trustee to forbear, from exercising remedies from the existence of specified defaults from the effective date of the Forbearance Agreement through no later than May 10, 2005. Following the expiration date, the insurer has continued to forbear from exercising remedies available to it, including acceleration of the maturity of the Notes. The insurer or Trustee may, at any time, declare the unpaid principal of and accrued interest on the credit facility to be immediately due and payable. In addition, as discussed in Note 7, IFG has received Notices of Defaults and Acceleration of maturity from the Trustee under the Indenture governing the $225,000 of Senior Notes due in 2007. These events raise substantial doubt about the Company's ability to continue as a going concern.

As part of the Forbearance Agreement, the Company retained a Chief Restructuring Officer and presented to the insurer for its approval a restructuring plan containing a detailed proposal for curing the specified defaults and a five-year business plan. The Company is currently in discussion with the insurer regarding a new Forbearance Agreement to become effective upon consummation of the settlement of the IFG litigation described in Note 11. In addition, after completion of a trial in the Delaware Court of Chancery as to whether an event of default has occurred under the Indenture and prior to a decision being rendered, IFG, in February 2006, reached a tentative agreement with the Trustee to resolve the outstanding disputes among the parties, subject to certain conditions. The settlement would include the alleged existing defaults, the accrued and unpaid interest, the termination of all pending litigation, and a release of all the parties. The ability of the Company to continue as a going concern is predicated upon a satisfactory restructuring plan being accepted by the insurer and IFG consummating the proposed

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

settlement or ultimately prevailing in the litigation with the Trustee The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consolidated net revenues from log and timber deed sales accounted for by the Company's three largest non-affiliated customers amounted to 23%, 18% and 14% in 2005, 22%, 17% and 11% in 2004, and 30%, 11% and 10% in 2003. The loss of or a material decrease in business from any of these customers could have a material, negative impact on the Company's results of operations. Management does not, however, expect these relationships to be discontinued. No other single customer accounted for more than 10% of aggregate net revenues from log and timber deed sales in those years.

Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both.

The Company periodically reviews its allowance for doubtful accounts and provides an estimated amount for such accounts, if required. As of December 31, 2005 and 2004, no allowance for doubtful accounts was required.

Cash, Cash Equivalents and Restricted Cash:

Cash equivalents consist primarily of highly liquid investments with maturities at date of purchase of 90 days or less.

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

On September 14, 2001, AFR refinanced its then existing bank debt under an agreement with a lender (see Note 7) which calls for a series of cash or letter of credit reserve accounts. The obligations under these reserve accounts were met with restricted cash totaling $3,559 and $15,376 at December 31, 2005 and 2004, respectively, of which none and $19 of restricted cash was available to meet the Company's short term obligations at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the restricted cash is classified as a current asset as the related credit facility is in default (see Note 7) and classified as a current liability. An additional $124 is classified as restricted at December 31, 2005 in connection with IFG's Senior Notes.

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

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Deferred Financing Costs:

Deferred financing costs consist of fees and other costs incurred in connection with obtaining the related debt financing. The Company amortizes the deferred financing costs over the terms of the related debt. Deferred financing costs are presented net of accumulated amortization of $6,287 and $6,042 at December 31, 2005 and 2004, respectively. In 2004, the Company wrote-off $3,970 of unamortized financing costs related to its credit facility which was in default at December 31, 2004 due, among other defaults, to the Company's failure to make required principal amortization payments (see Note 7). The remaining balance of unamortized financing costs at December 31, 2005 and 2004 amounting to $463 and $708 relates to debt of IFG which has been declared in default by the Trustee under the Note Indenture. In the event IFG does not prevail in the related litigation or consummate a settlement with the Trustee, the unamortized balance will be written off.

Income Taxes:

AFR and IFG are limited liability companies. The companies are not liable for federal or state income taxes as their income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

Unit-Based Compensation Plan:

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

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings (see Note 6).

Contribution of Member Interest in Inland Fiber Group, LLC:

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

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The following summarizes the allocation of the recorded amount of the contribution to the assets and liabilities of IFG.

		($000)

Current assets, including cash of $1,460	$	4,426
Timber and timberlands, net		156,663
Investment in redeemable preferred member interest in AFR		44,723
Property, plant and equipment		898
Restricted cash		87
Deferred financing costs		1,200
Notes receivable, less current portion		10

Total assets		208,007

Current liabilities		7,184
Long-term debt, net of discount of $44,075		180,925

Total liabilities		188,109

Net assets contributed	$	19,898

3. Timber and Timberlands:

      Timber and timberlands consisted of the following at December 31:

	2005	2004

	Consolidated	Consolidated

Timber and logging roads	262,495	263,219
Timberlands	44,730	45,598
Seed orchard and nursery stock	1,243	1,373
Water rights	119	119

	308,587	310,309

Less accumulated depletion and road amortization	118,543	112,834

	$190,044	$197,475

     Deferred revenue of $1,041 at December 31, 2004, represented an advance payment received by IFG from a customer.

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

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

Acquisitions for Preferred LLC Member Interests:

         On October 4, 1999, AFR issued a redeemable preferred member interest (the "Preferred LLC Interest") to its affiliate, IFG, for IFG's contribution to AFR of approximately 54,000 acres of timberland located in Central Oregon (the "Antelope Timberlands"). AFR recorded the contributions and the related Preferred LLC Interest at IFG's basis for the timberlands of $18,850. This contribution had an agreed upon value of $22,000.

         During 2001, 2002, and for the period from January 1, 2003 through March 6, 2003 (the date of completion of the tender offer), AFR issued redeemable preferred member interests to IFG for IFG's contributions of timberlands located in Central Oregon. AFR recorded the acquisitions of cutting rights and timberlands (and the related Preferred LLC Interest) at IFG's basis for the cutting rights and timberlands of $46,200. These contributions had an agreed upon value of $49,900.

Sales to Affiliates:

     In May 2003, IFG sold approximately 21,000 acres of timberland to AFS for $8,300.

     In December 2003, IFG sold approximately 1,000 acres of timberland to AFS for $1,900.

     In December 2003, IFG sold timber cutting rights for approximately 34,965 thousand board feet ("MBF") to AFS for $4,200. These timber cutting rights expire in December 2006.

     In July 2004 AFR sold timber cutting rights for approximately 5,300 MBF to Cle Elum Resources for $300. These timber cutting rights expire in December 2007.

     In August 2004 AFR sold timber cutting rights for approximately 1,723 MBF to Cle Elum Resources for $305. These cutting rights expire in December 2007.

     In August 2005, AFR sold approximately 240 acres of Timberlandto Cle Elum Resources for $615.

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

5.  Equipment:

      Equipment consisted of the following at December 31:

	2005	2004

Equipment	$1,094	$1,053
Less accumulated depreciation	224	180

	$870	$873

6.  Interest Rate Cap Agreement:

     In September 2001, AFR entered into an interest rate cap agreement, which expires in September 2013, and which will provide AFR with interest rate protection should the interest rate payable on its long-term debt incurred in 2001 (see Note 7) exceed 8% per annum. The agreement was purchased for $2,270, payable in varying monthly amounts through September 2013. The agreement is carried at fair value at the end of each financial reporting period, and changes in its value are recorded currently in operations. Should interest rates on AFR's long term debt exceed 8% per annum, the cap agreement will become effective as a cash flow hedge and periodic changes in its value related to remaining future interest payments will be recorded in other comprehensive income. Interest expense and commitment fees include $201 (2005), $659 (2004) and $196 (2003) related to the interest rate cap.

7	.	Long-Term Debt:

	2005	2004

Notes payable under AFR Secured Credit Facility - in default	$113,379	$122,880
IFG Senior Notes, 9 5/8%, due November 15, 2007;
principal amount $225,000, less discount of $17,849
and $27,543 - declared in default by Trustee	207,151	197,467
Other long-term debt - in default	1,069	1,345

	321,599	321,692

Less debt in default or declared in default classified as current	(321,599)	(321,692)

Balance	$–	$–

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

AFR Credit Facility:

     On September 14, 2001, AFR entered into a Credit Facility with BNY Midwest Trust Company as Trustee and MBIA Insurance Corporation as Insurer (the "Refinancing Facility"). The Refinancing Facility provides for borrowings of up to a maximum of $127,000 for a term of 12 years. The Refinancing Facility is collateralized by all of AFR's assets, which had a book value of approximately $114,000 at December 31, 2005. The Refinancing Facility indenture provides for floating rate note interest at the applicable commercial paper funding cost of AFR plus applicable margin (0.60% at December 31, 2005 and 2004). At December 31, 2005 and 2004, the effective rate was4.99% and 2.44%, respectively.

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

     The Refinancing Facility contains certain restrictive covenants, including limits on the ability of AFR to make capital expenditures, make cash distributions, incur liens and incur additional indebtedness and to make loans and investments. In addition, the Refinancing Facility contains certain financial covenants. In addition to failing to make required amortization payments, AFR was not in compliance with some of these covenants at December 31,2005 and 2004. In addition to these defaults, the acceleration of the maturity of the IFG Notes which occurred in January 2005 (see IFG Senior Notes below) is an Event of Default under the Refinancing Facility.

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

     In February 2005, AFR entered into a Forbearance Agreement with the Trustee, the insurer, the Administrative Agent and the Noteholders, covering the failure to make amortization payments and other matters noted above. Under the terms of the agreement, the insurer agreed to forbear, and instructed the Trustee to forbear, from exercising remedies with respect to the existence of specified defaults during the period from the effective date of the Forbearance Agreement through no later than

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

May 10, 2005. Following the expiration date, the insurer has continued to forbear from exercising the remedies available to it, however the insurer or the Trustee may declare the unpaid principal of, and any accrued interest on, the Refinancing Facility to be immediately due and payable. Accordingly, the Refinancing Facility has been classified as a current liability on the 2005 and 2004 balance sheets.  In connection therewith, the Company retained a Chief Restructuring Officer and presented to the insurer and the Administrative Agent a restructuring plan which must be approved by the insurer. The plan contains a detailed proposal for curing the specified defaults and a comprehensive five-year business plan. In addition, AFS, the Manager of the Company, has agreed to continue to pay all operating expenses of the Company. AFS has further agreed that any of the amounts due from the Company for reimbursement for operating expenses paid on behalf of the Company prior to January 9, 2005, and remaining unreimbursed as of the effective date of the Agreement, shall not be payable until the Refinancing Facility is fully repaid. The Company is currently in discussions with the insurer regarding a new forbearance agreement to become effective upon consummation of the settlement of the IFG litigation described in Note 11.

     As of December 31, 2005 and 2004, amounts payable to the Manager related to payment of the Company’s operating expenses and the management fee amounted to $12,000 and $7,433, respectively.

IFG Senior Notes:

      In 1997,IFG and Finance Corp., a wholly owned subsidiary of IFG (collectively, the "Issuers"), jointly and severally issued $225,000 of 9-5/8% Senior Notes due 2007 (the "Notes"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date.

     The Notes contain certain restrictive covenants, including limiting the ability of IFG and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, IFG is prohibited from making distributions to its members.

    In January 2005, the Trustee sent IFG a Notice of Default and Acceleration pursuant to which the Trustee declared the unpaid principal of, and any accrued interest on, the Notes to be immediately due and payable. IFG did not make the interest payments due in 2005 under the Notes. In addition, while IFG believes it was otherwise in compliance with the covenants contained in the Notes, the Trustee under the Indenture has alleged that the Company has in fact violated certain covenants contained in the Indenture. In July 2005, the Trustee sent IFG another Notice of Default and Acceleration. Accordingly, the Notes have been classified as a current liability in the accompanying balance sheet at December 31, 2005 and 2004.

    IFG timely paid to the Trustee the semi-annual interest payment on the Notes due November 15, 2004. IFG subsequently became aware that the Trustee withheld approximately $4.8 million, which was reduced to approximately $2.8 million, from such payment to fund its cost of litigation against IFG and

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

paid the Noteholders a corresponding reduced amount of interest. IFG believes the Trustee did not have the right to withhold such amount and is responsible to pay such interest to the Noteholders and had commenced litigation against the Trustee (see Note 11).

     As of December 31, 2005, IFG has accrued, but not made its semi-annual interest payments on the Notes which were due on May 15 and November 15, 2005, which amounted to $21,656, as a result of the litigation with the Trustee and the acceleration of the Notes. Such non-payment constitutes an event of default under the Indenture.

     In February 2006, IFG reached a tentative agreement with the Trustee to resolve the litigation related to the Notes (see Note 11). Due to the pending settlements, IFG does not expect that it will make the interest payment due May 15, 2006.

     As a result of purchase accounting adjustments resulting from the Privatization Transaction more fully described in Note 2, the $225,000 principal amount of the IFG Notes outstanding has been reduced for financial reporting purposes by $44,075, which amount is being accreted over the remaining term of the Notes by charges to operations. Through December 31, 2005, accretion totaled $26,226. In the event that IFG doesn’t prevail in the litigation with the Trustee or reach a settlement, the unamortized discount, which amounted to $17,849 at December 31, 2005, will be written off to expense.

Other Long-Term Debt:

     Other long-term debt consists of amounts payable to a financial institution for the purchase in September 2001, of an interest rate cap agreement (see Note 6). Payments are due monthly at the rate of $30 per month for 36 months, and thereafter at varying monthly amounts through September 2013.

     Each payment includes interest imputed at an effective rate of 4.7% per annum. The aggregate amount of payments due under this agreement at December 31, 2005 and 2004 was $1,193 and $1,523 respectively, before the discounts for imputed interest of $125 and $176, respectively. The Company’s default under its secured credit facility has resulted in a default under the interest rate cap obligation which, accordingly, has been classified as a current liability in the accompanying balance sheets as of December 31, 2005 and 2004.

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

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

     As provided in IFG's Operating Agreement, income and losses are allocated 99% to IFG Holdings, LLC and 1% to the Manager.

Preferred LLC Interest:

     The accompanying financial statements reflect the consolidation of the accounts of AFR with IFG and the resultant elimination in consolidation of the Preferred LLC Interest held by IFG.

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

Long-term debt:

     The estimated fair value of AFR’s Notes payable under its secured credit facility is not practicable to be estimated at December 31, 2005 and 2004, due to the debt being in default.

     The estimated fair value of IFG's long-term debt was approximately $117,000 and $101,000 at December 31, 2005 and 2004, respectively, based on published market quotations.

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

     The fair value of AFR's obligation to a financial institution in connection with the purchase of an interest rate cap is not practicable to be estimated at December 31, 2005 and 2004, due to the obligation being in default.

10. Commitments and Other:

Lease Agreement:

IFG and AFR lease office facilities under non-cancelable operating leases expiring in October, 2007. Other office facilities are leased from a related party under a non-cancelable lease expiring in 2024. Rent expense was $47, $47, and $31 for the years ended December 31, 2005, 2004, and 2003,  respectively.

Future minimum payments required under the lease agreements are:

2006	49
2007	48
2008	24
2009	24
2010	24
Thereafter	451

Total minimum lease commitments	$620

Fire Loss:

In accordance with industry practice, the Company self-insures for fire loss.

11. Litigation:

     AFR is involved in legal proceedings and claims arising in the normal course of business. In the opinion of management, the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's results of operations and financial position.

On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture governing the $225,000 of Senior Notes against IFG, Finance Corp., the Manager, AFR, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the "Defendants"). The complaint alleges that IFG violated the provisions of the Indenture by transferring certain assets to its affiliates, including AFR, the directors of IFG violated their fiduciary duty to IFG and that the transfers of the assets were

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that IFG has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by IFG to its affiliates, including AFR. In January 2004, the plaintiff's motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff's motion, IFG agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days' notice before entering into any transfer of assets to affiliates, other than payment of management fees. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants' motion to dismiss. On May 17, 2004, IFG received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to IFG prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that IFG violated certain provisions of the Indenture by permitting its affiliate, AFR, to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee's motion for partial summary judgment and declaring that an event of default had occurred under the Indenture. On January 13, 2005, IFG received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants' motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants' appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants' interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants' motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was completed in August 2005. In October 2005, the Trustee filed its post-trial brief. The defendants filed their reply brief in November 2005. The Trustee subsequently issued a supplemental notice of default based upon IFG's failure to make its May and November, 2005 interest payments as specified in the Indenture. On January 18, 2006, the Trustee filed an amended complaint, alleging that the non-payment of interest constituted a breach of the Indenture entitling the Trustee to an award against IFG of the $225 million principal plus interest. IFG's time to answer this amended complaint is being extended pending settlement discussions among the parties.

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

     IFG commenced a separate action on December 7, 2004 against the Trustee, alleging that the Trustee breached the Indenture by withholding and not remitting to the Noteholders $4.8 million from an interest payment made by IFG (the "Interest Withholding Action"). On January 13, 2005, the Trustee asserted a counterclaim alleging that IFG, Finance Corp., and AFR are liable for the attorneys' fees that the Trustee is and will incur in the Interest Withholding Action and the action filed by the Trustee described above. No proceedings have occurred in the Interest Withholding Action.

     On February 27, 2006, IFG announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, IFG or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. The settlement would include the alleged existing defaults, the accrued and unpaid interest, the termination of all pending litigation, and a release of all the parties. Completion of the contemplated settlement is subject to a number of conditions, including the commitment to support a pre-negotiated plan of reorganization to effectuate the settlement by a sufficient number of Noteholders and holders of a sufficient face value of Notes to be acceptable to IFG, and the receipt by IFG of financing sufficient to fund the settlement. IFG has agreements in principle for the financing, which are subject to the negotiation and execution of definitive documentation and due diligence. Due to pending settlement the post-trial hearing has been adjourned. IFG and its legal counsel believe the litigation and both the Notices of Default to be without merit, and to the extent the proposed settlement is not completed and the litigation were to resume, IFG would continue to vigorously defend the litigation.

12. Related Party Transactions:

AFR Transactions:

     On September 14, 2001, management of AFR was taken over by AFS, a wholly owned subsidiary of the Manager, which is paid a flat fee for management services equal to 2% of the agreed upon total timber and timberland asset valuation annually. Management fee expense charged to operations for the years ended December 31, 2005, 2004 and 2003 amounted to $2,980, $3,133 and $3,033, respectively. Reimbursed expenses (included in selling, general and administrative expenses) totaled $294 in 2005, $292 in 2004 and $192 in 2003.

     In July 2000, AFR entered into a Road Upgrade Agreement with Cascade Resource Holdings Group, LLC, which controls the common membership interest in AFR, whereby Cascade Resource Holdings Group, LLC is responsible for paying the costs of all road construction, reconstruction, improvements, upgrades, new or repaired bridges, culverts, fords and other stream-crossing structures on the AFR Timberlands. Cascade Resource Holdings Group, LLC charges a quarterly fee to the Company for use of the roads that have been built or upgraded per the agreement. There were no road use fees for 2005, 2004, or 2003.

See Note 4 for purchases from and sales to affiliates.

AMERICAN FOREST RESOURCES, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

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

     For the period September 1 through December 31, 2003, fees of $1,138 were incurred under the management agreement and for 2004 and 2005 the amounts incurred were $4,014 and $2,000 respectively.

     As of December 31, 2005 and 2004, IFG had a payable to the Manager for management fees of $836 and $0, respectively. During 2005 and 2004, expenses (included in selling, general and administrative expenses) allocated to and reimbursed by IFG totaled $294 and $290, respectively. Such expenses for the period since September 1, 2003 represent services not incorporated in the management agreement.

See Note 4 for sales to affiliates.

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

