Form 10-Q
period 2006-03-31
INLAND FIBER GROUP LLC
filed 2006-05-15
CIK 1047739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Yes  ☐                  No ☑

			FORM 10-Q

			TABLE OF CONTENTS

PART	I	.	FINANCIAL INFORMATION (Unaudited)	Page

Item	1	.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	1

Item	1	.	Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	2

Item	1	.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	3

Item	1	.	Notes to Condensed Consolidated Financial Statements	4

Item	2	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item	3	.	Quantitative and Qualitative Disclosure of Market Risk	14

Item	4	.	Controls and Procedures	14

Part	II		OTHER INFORMATION

Item	1		Legal Proceedings	16

Item	6	.	Exhibits	18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2006	2005

Revenues (property sales of $3,430 (2006) and $0 (2005))	$4,662	$2,164
Cost of timber harvested	(696)	(1,426)
Cost of timber and property sales	(1,961)	—
Depletion, depreciation and road amortization	(577)	(1,026)

Gross profit (loss)	1,428	(288)

Management fee	(500)	(500)
Selling, general and administrative expenses	(438)	(424)
Equity in net loss of affiliate	—	(5,632)

Operating profit (loss)	490	(6,844)

Interest expense	(5,387)	(5,384)
Amortization of deferred financing fees	(169)	(168)
Other income, net	14	10

Net loss	$(5,052)	$(12,386)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	March 31,	December 31,
	2006	2005

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$254	$307
Accounts receivable	14	575
Other receivables	–	485
Notes receivable	92	150
Restricted cash	1,659	124
Prepaid expenses and other current assets	75	72

Total current assets	2,094	1,713

Timber and timberlands, net	78,481	80,934
Property, plant and equipment, net	795	770
Other assets	173	85
Deferred financing fees, net	1,105	1,273

Total assets	$82,648	$84,775

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	637	1,015
Accrued liabilities	294	2,198
Accrued bond interest	29,792	24,408
Payable to managing member and affiliates	673	850
Long-term debt declared in default by trustee	225,000	225,000

Total current liabilities	256,396	253,471

Members’ deficiency
Managing members’ interest	(1,755)	(1,704)
Nonmanaging members' interest	(171,993)	(166,992)

Total members' deficiency	(173,748)	(168,696)

Total liabilities and members' deficiency	$82,648	$84,775

* Derived from audited Consolidated Balance Sheet as of December 31, 2005
See notes to unaudited condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,584	$229

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(67)	(75)
Restricted cash	(1,535)	—
Purchase of property, plant and equipment - net	(36)	—

Net cash used in investing activities	(1,638)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	1	—

Increase (decrease) in cash and cash equivalents	(53)	154
Cash and cash equivalents - beginning of period	307	180

Cash and cash equivalents - end of period	$254	$334

Supplemental cash flow information:
Cash paid for interest expense	$2	$—

See notes to unaudited condensed consolidated financial statements

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

1.     Business and Basis of Presentation

Business

        The unaudited condensed consolidated financial statements include the accounts of Inland Fiber Group, LLC (“IFG”), a Delaware limited liability company, and its wholly owned subsidiary, Fiber Finance Corp. (“Finance Corp.”), collectively referred to hereafter as the Company. Finance Corp. serves as the co-obligor for IFG’s $225 million 9-5/8% Senior Notes due 2007 (the “Notes”). Finance Corp. has nominal assets and does not conduct operations. All intercompany transactions have been eliminated in consolidation.

        Timber Resource Services, LLC (the “Manager”) provides comprehensive timber management services to the Company pursuant to a fee-based management agreement and owns a 1% non-voting membership interest in the Company.

        A 99% interest in the Company is held by a limited liability company, IFG Holdings, LLC. IFG is wholly owned by American Forest Resources, LLC (“AFR”) The Company holds a preferred equity interest in AFR.

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

       These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such periods.

            The  preparation  of  condensed   consolidated financial   statements  in conformity with accounting principles generally accepted in the United States of America  requires us to make estimates and  assumptions  that affect the amounts reported in the financial  statements  and  accompanying  notes.  Actual results could differ from these estimates.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
(In thousands)

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company received Notices of Default and Acceleration from the Trustee under the Indenture governing the Notes pursuant to which the Trustee demanded payment and accelerated the Company’s obligations under the Notes, which raises substantial doubt about the Company’s ability to continue as a going concern. After completion of a trial on the related issues in the Delaware Court of Chancery as to whether an event of default had occurred under the Indenture and prior to post-trial hearings and a decision being rendered, in February 2006 the Company reached a tentative agreement with the Trustee to resolve the outstanding disputes among the parties, subject to certain conditions. The settlement would cover the alleged existing defaults and the accrued and unpaid interest, and would include the termination of all pending litigation and a release of all the parties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       Timber and Timberlands

       Timber and Timberlands consisted of the following:

	March 31,	December 31,
	2006	2005

Timber and logging roads	$254,090	$255,690
Timberlands	11,616	11,970
Seed orchard and nursery stock	1,310	1,243

	267,016	268,903
Less accumulated depletion and road amortization	188,535	187,969

	$78,481	$80,934

3.    Investment in Affiliate

        Since October 1999, the Company has owned a redeemable preferred membership interest (“Preferred LLC Interest”) in AFR, an affiliate accounted for under the equity method. As mentioned in Note 1 to the Financial Statements, the Company is an indirect subsidiary of AFR as a result of ownership of a 99% non-managing member’s interest in the Company.

        We exclude losses from our preferred interest in our affiliate in our condensed consolidated statements of operations in excess of our basis in the preferred interest. Losses in excess of that amount are not borne by us. Such amounts for the three months ended March 31, 2006 were approximately $6,475. Future earnings of our affiliate, otherwise attributable to our preferred interest, will be allocated to us only after future earnings are sufficient to recover the cumulative losses previously not recognized by us (approximately $20,400 at March 31, 2006).

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(In thousands)

       The following summarized unaudited financial information for AFR is presented on an AFR stand-alone basis without consolidation of the Company’s results of operations to avoid duplication, which would otherwise occur.

	Three Months Ended	Three Months Ended
	March 31	March 31
	2006	2005

Net sales	$570	$1,585
Gross loss	(158)	(174)

Loss before equity
in the Company's Loss	(3,984)	(3,265)
Equity in Company's Loss (1)	(7,543)	(9,121)
Net loss	(11,527)	(12,386)

(1)  Reflects charges of $2,491 and $2,307 respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

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

        On December 7, 2004, the Company, Finance Corp. and AFR brought an action against the Trustee based on the Trustee’s failure to remit $4.8 million of the funds paid by the Company on November 12, 2004 to the Trustee for the benefit of the holders of the Notes. On January 13, 2005, the Trustee asserted a counterclaim alleging that IFG, Finance Corp., and AFR are liable for the attorneys’ fees that the Trustee is and will incur in the Interest Withholding Action and the action filed by the Trustee described above. No proceedings have occurred in the Interest Withholding Action.

5.      Long Term Debt Declared in Default

        The Company’s long term debt, which has been declared in default, consists of the Notes, as defined in Note 1. IFG and Finance Corp. (collectively, the “Issuers”) serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Issuers and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part at predetermined redemption prices plus accrued interest to the redemption date. The Notes have been declared in default by the Trustee and, accordingly, the underlying debt is shown on the Company’s condensed consolidated balance sheet under current liabilities.

        The Company did not make its semi-annual interest payments on the Notes, which were due May 15, 2005 and November 15, 2005 before the due date or during the grace period. It is currently contemplated that, with the parties working to complete the settlement of the litigation described above, the Company will not pay the interest payment due May 15, 2006.

        The Notes contain certain restrictive covenants, including limiting the ability of the Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, since 2002, the Company has been prohibited from making distributions to its members. Although the Company believes that, other than its failure to make the payments described above, it was in compliance with the covenants contained in the Notes, the Trustee under the indenture has alleged that the Company has violated certain covenants and has commenced litigation and also issued notices of default, which are described in Note 5.

        As required under the indenture governing the Notes (the “Indenture”), the Company had placed $3.4 million from the sale of timberland in a restricted account only to be used in ways prescribed in the Indenture. Since that time, funds have been used to purchase assets as allowed in the Indenture.  A balance of $1.7 million remained in the restricted account as of March 31, 2006.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

6.     Management Agreement

        The Company’s management agreement with the Manager provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management and is payable monthly.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the Company’s ability to consummate the settlement of the litigation with the Trustee for its Notes, the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company’s products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, the results of ongoing litigation involving the Company, the Company’s ability to pay the required interest on its outstanding debt and limitations on the Company’s ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company’s other reports and registration statements, which are available from the United States Securities and Exchange Commission.

Application of Critical Accounting Policies and Critical Accounting Estimates

        Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company’s consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2006.

        Among the significant judgments made by management in the preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company’s merchantable timber. These determinations are made periodically in the ordinary course of business.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

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

Current Market Conditions

        First quarter 2006 prices for finished wood products (e.g. lumber and engineered wood products) increased slightly from fourth quarter 2005 prices. Plywood prices remained strong. Pine industrial prices increased with shop prices leading the increase.

        Delivered log prices increased for all species except Cedar which remained constant. Demand for veneer logs and saw logs remained strong in part due to poor logging conditions encountered during the first quarter.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

Results of Operations

        Selected operating statistics for the Company:

	SalesVolume (MBF)			Price Realization (MBF)

Period	Logs	Stumpage	Timber Deeds	Logs	Stumpage	Timber Deeds

2006
Three Months Ended March 31	3,425	—	861	$332	$—	$82

2005
Three Months Ended March 31	6,982	—	348	$277	$—	$198

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenues

        Revenues for the quarter ended March 31, 2006 were $4.7 million, an increase of $2.5 million or 113% from revenues of $2.2 million for the same period in 2005. The increase in revenues during the first quarter of 2006 was caused by higher property sales of $3.4 million, offset by lower log sales of $0.8 million and lower other sales of $0.1 million.

        Timber deed sales for the first quarter of 2006 were negligible, less than $0.1 million on 0.9 million board feet (“MMBF”), as compared to the same period in 2005, when timber deed sales were $0.1 million on 0.3 million board feet (“MMBF”). The average timber deed price was $82 per thousand board feet (“MBF”) during the first quarter of 2006, as compared to $198 per MBF for the same period in 2005.

        Log sales for the quarter ended March 31, 2006 were $1.1 million on volume of 3.4 MMBF, a decrease of $0.8 million as compared to the same period in 2005 when log sales were $1.9 million on 7.0 MMBF. The average sales price was $332 per MBF for the first quarter of 2006, as compared to an average $277 per MBF for the same period in 2005.

        Property sales for the first quarter of 2006 were $3.4 million, as compared to $0.0 million for the same period in 2005.

Gross Profit

        The Company had a gross profit of $1.4 million in the first quarter of 2006 as compared to a gross loss of $0.3 million for the same period in 2005. As a percentage of sales, the gross profit was 31% in the 2006 quarter and the gross loss was 13% in the 2005 quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, excluding management fees, remained the same at $0.4 million in the first quarters of 2006 and 2005. An increase in legal fees of $0.1 million was offset by a decrease in professional services of $0.1 million. Management fees remained the same at $0.5 million in the first quarters of 2006 and 2005.

Equity in Net Loss of Affiliate

        There was no equity in the net loss of affiliate recognized during the first quarter of 2006. This amount reflects the Company’s share of the net loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. This compares to equity in net loss of affiliate of $5.6 million in the first quarter of 2005.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

Financial Condition and Liquidity

Operating Activities

        Cash flows provided by operating activities during the three months ended March 31, 2006 were $1.6 million, as compared to cash provided by operating activities of $0.2 million during the same period in 2005. The $1.4 million increase is primarily due to the Company’s higher property sales and lower harvesting costs.

Investing Activities

        Cash flows used in investing activities were $1.6 million during the three months ended March 31, 2006, as compared to $0.1 million during the same period in 2005.

Financing Activities

        The agreement governing the Company’s 9-5/8% Senior Notes due 2007 (the “Notes”) contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company’s average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. See the succeeding paragraphs for a discussion of certain litigation against the Company, among others, relating to the Notes. As of March 31, 2006, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

        Through the first three months of 2006, the Company funded its investing activities from operations and cash on hand.

        Cash required to meet the Company’s debt service continues to be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Manager’s estimate of the current annual board footage growth on the Company’s timberlands. Prior to the May 15, 2005 interest payment on the Notes, the debt service and, prior to April 2001, quarterly cash distributions had been funded from operations and borrowings. Since May 15, 2005, the Company has not made its interest payments on the Notes. Due to the pendency of the settlement of the litigation relating to the Notes, which is described below, the Company does not intend to make interest payments due under the Notes. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company’s ability in the future to make distributions and interest payments on the Notes will continue to be adversely affected. On May 10, 2001, the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short-term cash needs and, if possible, meet debt service.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

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

        As of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer completed an evaluation of the disclosure controls and procedures and have determined them to be functioning effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

that required modifications. During the period covered by this report, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

INLAND FIBER GROUP, LLC AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants’ motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint.  The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced.  The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee’s motion for partial summary judgment and declaring that an event of default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants’ motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants’ appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants’ interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants’ motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was completed in August 2005 and in October 2005, the Trustee filed its post-trial brief. The Defendants filed their reply brief in November 2005. On February 27, 2006 the Company announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, the Company or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. The settlement would cover the alleged existing defaults and the accrued and unpaid interest and would include the termination of all pending litigation, and a release of all the parties. Completion of the contemplated settlement is subject to a number of conditions, including the commitment to support a pre-negotiated plan of reorganization to effectuate the settlement by a sufficient number of Noteholders and holders of a sufficient face value of Notes to be acceptable to the Company, and the receipt by the Company of financing sufficient to fund the settlement. The Company has agreements in principle for the financing, which are subject to the negotiation and execution of definitive documentation and due diligence. Due to the pending settlement the post-trial hearing has been adjourned. The Company and its legal counsel believe the litigation and both the Notices of Default to be without merit, and to the extent the proposed settlement is not completed and the litigation were to resume, the Company would continue to vigorously defend the litigation.

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

Date:	May 12, 2006	INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow
Thomas C. Ludlow
Vice President and Treasurer
(Principal Financial Officer)