Form 10-Q
period 2006-06-30
INLAND FIBER GROUP LLC
filed 2006-09-26
CIK 1047739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☐                 Non-Accelerated Filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,

	2006	2005

Revenues (including seedling sales of $108 (2006) and $93 (2005) to affiliates)	$2,651	$4,019
Cost of timber harvested	(1,502)	(2,209)
Cost of timber and property sales	(15)	(55)
Depletion, depreciation and road amortization	(783)	(1,857)

Gross profit (loss)	351	(102)

Management fee	(500)	(500)
Selling, general and administrative expenses	(861)	(297)
Equity in net loss of affiliate	—	(2,342)

Operating loss	(1,010)	(3,241)

Interest expense	(5,400)	(5,401)
Amortization of deferred financing fees	(168)	(170)
Other income, net	5	30

Net loss	$(6,573)	$(8,782)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2006	2005

Revenues (including seedling sales of $108 (2006) and $93 (2005) to affiliates and property sales of $3,430 (2006) and $0 (2005))	$7,313	$6,183
Cost of timber harvested	(2,198)	(3,635)
Cost of timber and property sales	(1,976)	(55)
Depletion, depreciation and road amortization	(1,360)	(2,883)

Gross profit (loss)	1,779	(390)

Management fee	(1,000)	(1,000)
Selling, general and administrative expenses	(1,299)	(721)
Equity in net loss of affiliate	—	(7,974)

Operating loss	(520)	(10,085)

Interest expense	(10,787)	(10,785)
Amortization of deferred financing fees	(337)	(338)
Other income, net	19	40

Net loss	$(11,625)	$(21,168)

See notes to the condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2006	December 31, 2005

	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$884	$307
Accounts receivable	494	575
Other receivables	—	485
Notes receivable	1	150
Restricted Cash	665	124
Prepaid expenses and other current assets	324	72

Total current assets	2,368	1,713

Timber and timberlands, net	77,938	80,934
Property, plant and equipment, net	783	770
Other assets	186	85
Deferred financing fees, net	936	1,273

Total assets	$82,211	$84,775

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$696	$1,015
Accrued liabilities	520	2,198
Accrued bond interest	35,191	24,408
Payable to managing member and affiliates	1,125	850
Long-term debt declared in default by trustee	225,000	225,000

Total current liabilities	262,532	253,471

Members' deficiency
Managing member's interest	(1,821)	(1,704)
Nonmanaging members' interest	(178,500)	(166,992)

Total members' deficiency	(180,321)	(168,696)

Total liabilities and members' deficiency	$82,211	$94,775

* Derived from audited Consolidated Balance Sheet as of December 31, 2005
See notes to unaudited condensed consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INLAND FIBER GROUP, LLC AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,438	$1,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Timber, timberlands and road additions	(465)	(846)
Restricted cash	(541)	(19)
Purchase of property, plant and equipment - net	(35)	—

Net cash used in investing activities	(1,041)	(865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	$180	$—

Increase (decrease) in cash and cash equivalents	577	458
Cash and cash equivalents - beginning of period	307	180

Cash and cash equivalents - end of period	$884	$638

Supplemental cash flow information:
Cash paid for interest expense	$4	$2

Noncash Activities:
Timber volume acquired for accounts receivable credit	$59	$—

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

          Timber Resource Services, LLC (the "Manager") provides comprehensive timber management services to the Company pursuant to a fee-based management agreement and owns a 1% non-voting membership interest in the Company.

          A 99% interest in the Company is held by a limited liability company, IFG Holdings, LLC. IFG Holdings is wholly owned by American Forest Resources, LLC ("AFR"). The Company holds a preferred equity interest in AFR.

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

Basis of Presentation

          These unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These unaudited condensed consolidated financial statements were prepared on a consistent basis with and should be read in conjunction with the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year or any other period. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information for such periods.

          The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company received Notices of Default and Acceleration from the Trustee under the Indenture governing the Notes pursuant to which the Trustee demanded payment and accelerated the Company’s obligations under the Notes, which raises substantial doubt about the Company’s ability to continue as a going concern. After completion of a trial on the related issues in the Delaware Court of Chancery as to whether an event of default had occurred under the Indenture and prior to post-trial hearings and a decision being rendered, in February 2006 the Company reached a tentative agreement with the Trustee to resolve the outstanding disputes among the parties, subject to certain conditions. The settlement would cover the alleged existing defaults and the accrued and unpaid interest, and would include the termination of all pending litigation and a release of all the parties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.. As described below in Note 7, on August 18, 2006, the Company and the Trustee entered into a Settlement Agreement resolving the outstanding claims with respect to this litigation and filed a pre-negotiated plan of reorganization to effectuate the settlement.

2.       Timber and Timberlands

        Timber and Timberlands consisted of the following:

	June 30,	December 31,
	2006	2005

Timber and logging roads	$254,106	$255,690
Timberlands	11,616	11,970
Seed orchard and nursery stock	1,119	1,243

	266,841	268,903
Less accumulated depletion and road amortization	188,903	187,969

	$77,938	$80,934

3.       Investment in Affiliate

          Since October 1999, the Company has owned a redeemable preferred membership interest (“Preferred LLC Interest”) in AFR, an affiliate accounted for under the equity method. As mentioned in Note 1 to the Financial Statements, the Company is an indirect subsidiary of AFR as a result of ownership of a 99% non-managing member’s interest in the Company.

          We exclude losses from our preferred interest in our affiliate in our condensed consolidated statements of operations in excess of our basis in the preferred interest. Losses in excess of that amount are not borne by us. Such amounts for the six months ended June 30, 2006 were approximately $12,164. Future earnings of our affiliate, otherwise attributable to our preferred interest, will be allocated to us only after future earnings are sufficient to recover the cumulative losses previously not recognized by us (approximately $26,000 at June 30, 2006).

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

          The following summarized unaudited financial information for AFR is presented on an AFR standalone basis without consolidation of the Company's results of operations to avoid duplication, which would otherwise occur.

	Three Months Ended June 30 2006	Three Months Ended June 30 2005	Six Months Ended June 30 2006	Six Months Ended June 30 2005

Net sales	$4,632	$2,457	$5,202	$4,041
Gross profit (loss)	566	648	408	474
Loss before equity
in the Company's Loss	(3,165)	(4,315)	(7,149)	(7,579)
Equity in Company's Loss (1)	(9,097)	(8,837)	(7,543)	(17,958)
Net loss	(12,262)	(13,152)	(11,527)	(25,537)
(1)	Reflects charges of $2,524, $2,397, $5,015 and $4,764 respectively related to the amortization of $43,287 excess of cost over deficiency in net assets attributable to 63.6% acquired interest.

4.       Litigation

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee sought a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was completed in August 2005 and in October 2005, the Trustee filed its post-trial brief. The Defendants filed their reply brief in November 2005. On February 27, 2006 the Company announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. As described below in Note 7, on August 18, 2006, the Company and the Trustee entered into a Settlement Agreement resolving the outstanding claims with respect to this litigation and filed a pre-negotiated plan of reorganization to effectuate this settlement.

      INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

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

          The Company did not make its semi-annual interest payments on the Notes, which were due May 15, 2005, November 15, 2005, and May 15, 2006 before the due date or during the grace period. The Settlement Agreement and the pre-negotiated plan of reorganization do not provide for the Company’s payment of the interest payment due November 15, 2006.

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

          As required under the indenture governing the Notes (the "Indenture"), the Company had placed $3.4 million from the sale of timberland in a restricted account only to be used in ways prescribed in the Indenture. Since that time, funds have been used to purchase assets as allowed in the Indenture. A balance of $0.5 million remained in the restricted account as of June 30, 2006.

6.       Management

          The Company’s management agreement with the Manager provides for an annual fee of 2% of the agreed upon valuation of total timber and timberland assets under management and is payable monthly.

      INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

7.       Subsequent Events

          On August 18, 2006, the Company and Finance Corp. (together, the “Companies”) reached a final settlement (the “Settlement Agreement”) resolving all outstanding claims in the ongoing litigation between the Companies and the other defendants, and the Trustee without admission of liability by any of the parties. Pursuant to the Settlement Agreement, and with the support of holders of 70.4 % of the outstanding principal amount of the Notes for their prenegotiated plan of reorganization (the “Plan”), on August 18, 2006, the Companies filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 06-10884 through 06-10885) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Case”). As part of their filing with the Bankruptcy Court, the Companies have filed a plan of reorganization (the “Plan”) together with a form of disclosure statement (the “Disclosure Statement”) for approval by the Bankruptcy Court. The Companies will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Plan provides for the payment by the Company of $154.3 million in full satisfaction of the Notes and all claims related thereto.

          The Settlement Agreement resolves all of the outstanding disputes between the parties to the previously disclosed litigation (the “Action”) which was initially brought by the Trustee in December 2003 against the Companies, American Forest Resources (“AFR”), Cascade Resource Holdings Group, LLC, Timber Resource Services, LLC (“TRS”) and certain current and former directors of TRS, which provides timber management services to IFG.

          The Companies, John M. Rudey, AFR, the Indenture Trustee and the holders of Notes or their respective affiliates who collectively own or manage 70.4% of the outstanding principal amount of the Notes entered into a support and lock-up agreement (the “Support and Lock-Up Agreement”) as of August 18, 2006. Pursuant to the Support and Lock-Up Agreement, the Companies agreed to commence the Chapter 11 Case, file the necessary documents, including the Plan, and use commercially reasonable efforts to have the Disclosure Statement approved and the Plan confirmed and consummated. The holders of Notes that are parties to the Support and Lock-Up Agreement have agreed to forbear and to instruct the Trustee to forbear from exercising rights or remedies from execution of the Support and Lock-Up Agreement through the earlier of the effective date of the Plan or the termination of the agreement. Such holders of Notes have also agreed not to transfer their Notes unless the transferee agrees to be bound by the terms of the Support and Lock-Up Agreement. The Indenture Trustee, along with each holder of Notes that is a party to the Support and Lock-Up Agreement, has agreed to support the Plan by, among other things, voting in favor of the Plan. In addition, the parties agreed that the Companies may terminate the Support and Lock-Up Agreement as to any or all other parties, and the Trustee and/or any consenting holder may terminate the Support and Lock-Up Agreement as to itself only upon the occurrence of specified events, such as if the Plan is not confirmed on or before November 15, 2006, the Companies file a plan of reorganization that is inconsistent with the terms of the agreement or the Company withdraws the Plan.

          On August 14, 2006, IFG and Richard L. Wendt (the “Purchaser”) entered into an Asset Purchase Agreement, pursuant to which the Purchaser agreed to acquire all of IFG’s assets, including its real estate, timber, and timber-related assets, for a purchase price of $83,000,000 (the “Asset Sale”). The Asset Purchase Agreement provides that the Asset Sale will close on or after October 4, 2006, prevents IFG from soliciting other offers, and (with certain exceptions) and limits the amount of timber that may be harvested. The Asset Purchase Agreement further provides that the Purchaser is not assuming any liabilities of IFG. The consummation of the Asset Sale is conditioned upon the fulfillment, to the Purchaser’s satisfaction, of certain conditions, including no material adverse effect occurring with respect to IFG’s Assets and entry of the order confirming the Plan (the “Confirmation Order”). In addition, consummation of the Asset Sale to the Purchaser is contingent upon the acquisition by the Purchaser of all of AFR’s Oregon timber assets (as described below).

      INLAND FIBER GROUP, LLC AND SUBSIDIARY

          The Plan is premised on the Company’s ability to obtain certain additional funding (the “Additional Funding”) under the terms set forth in the Plan. The Plan provides that if the consummation of the Additional Funding does not occur on the Effective Date, then the Confirmation Order will be deemed vacated and of no further force or effect. The Additional Funding includes the $8.3 million to be paid by AIG and Gulf pursuant to the Global Claims Release and the contribution by AFR to IFG of $63,002,000 (or such other amount as is sufficient to allow the Debtors to satisfy all of their obligations under the Plan) pursuant to a Contribution Agreement (the “AFR Contribution Agreement”). The Additional Funding is contingent upon consummation of the Asset Sale. In order to fund the contribution by AFR, one or more affiliates of IFG will contribute additional funds to AFR.

          Pursuant to the AFR Contribution Agreement, on the Effective Date, AFR will contribute to IFG $63,002,000 (or such other amount as is sufficient to allow the Debtors to satisfy all of their obligations under the Plan). In addition, under the AFR Contribution Agreement, AFR has agreed, on the Effective Date, to pay Golden Tree Asset Management, LP, Turnberry Capital Management, L.P., and QVT Financial an aggregate of $948,000 to reimburse them for fees and expenses incurred by them in connection with the Action.

          On August 18, 2006, the Companies and certain of the other defendants and the Companies’ insurance providers, AIG, and Gulf, entered into the Global Claims Release and Insurer Settlement Agreement. Under this agreement, AIG committed to fund at least $5.2 million, and Gulf committed to fund $3.1 million in connection with the Settlement Agreement and the Plan, for a total of $8.3 million, in exchange for certain releases contained in the Plan.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainties include the ongoing bankruptcy proceedings with respect to the Company, the Company’s ability to consummate the settlement of the litigation with the Trustee for its Notes, the Company’s ability to consummate the sale of its assets, the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company’s products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, the results of ongoing litigation involving the Company, the Company’s ability to pay the required interest on its outstanding debt and limitations on the Company’s ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company’s other reports and registration statements, which are available from the United States Securities and Exchange Commission.

     INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

Application of Critical Accounting Policies and Critical Accounting Estimates

          Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company’s consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2006.

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

          On August 18, 2006, the Company and Fiber Finance Corp. filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case Nos. 06-10884 through 06-10885) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. As part of their filing with the Bankruptcy Court, the Company and Fiber Finance Corp. have filed a plan of reorganization together with a form of disclosure statement for approval by the Bankruptcy Court. The Companies will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

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

Current Market Conditions

          Second quarter 2006 prices for finished wood products (e.g. lumber and engineered wood products) decreased slightly from first quarter 2006 prices. Plywood prices remained strong. Pine industrial prices fell with shop prices leading the decrease. Generally finished goods prices were down about 10% from the same quarter in 2005.

          Due to seasonal conditions, delivered log prices increased for all species except Cedar which remained constant. Demand for veneer logs and saw logs remained strong in part due to poor logging conditions encountered during the first quarter and an overall shortage of available logs for sale.

Results of Operations

          Selected operating statistics for the Company:

	SalesVolume (MBF)			Price Realization (MBF)

			Timber			Timber
Period	Logs	Stumpage	Deeds	Logs	Stumpage	Deeds

2006
Three Months Ended June 30	4,532	—	1,315	$483	$—	$185
Three Months Ended March 31	3,425	—	861	$332	$—	$82

2005
Three Months Ended June 30	9,578	—	2,878	$341	$—	$177
Three Months Ended March 31	6,982	—	348	$277	$—	$198

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenues

          Revenues for the quarter ended June 30, 2006 were $2.7 million, a decrease of $1.3 million or 34% from revenues of $4.0 million for the same period in 2005. The decrease in revenues during the second quarter of 2006 was caused primarily by lower log sales of $1.1 million.

          Timber deed sales for the second quarter of 2006 were $0.2 million on 1.3 million board feet (“MMBF”), as compared to the same period in 2005, when timber deed sales were $0.5 million on 2.9 MMBF. The average timber deed price was $185 per thousand board feet (“MBF”) during the second quarter of 2006, as compared to $177 per MBF for the same period in 2005.

          Log sales for the quarter ended June 30, 2006 were $2.2 million on volume of 4.5 MMBF, a decrease of $1.1 million as compared to the same period in 2005 when log sales were $3.3 million on 9.6 MMBF. The average sales price was $483 per MBF for the second quarter of 2006, as compared to an average $341 per MBF for the same period in 2005.

          There were no property sales for the second quarter of 2006 or 2005.

Gross Profit

          The Company had a gross profit of $0.4 million in the second quarter of 2006 as compared to a gross loss of $0.1 million for the same period in 2005. As a percentage of sales, the gross profit was 13% in the 2006 quarter and the gross loss was 3% in the 2005 quarter.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses, excluding management fees, were $0.9 million in the first quarter of 2006 as compared to $0.3 million in the first quarter of 2005. The $0.6 million increase was due to higher legal bills. Management fees remained the same at $0.5 million in the second quarters of 2006 and 2005.

Equity in Net Loss of Affiliate

          There was no equity in the net loss of affiliate recognized during the second quarter of 2006. This amount would reflect the Company’s share of the net income or loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. Because cumulative losses exceed our investment and we are under no obligation to provide additional funding, we did not recognize any loss in excess of our basis. This compares to equity in net loss of affiliate of $2.3 million in the second quarter of 2005.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

Six Months Ended June 30, 2006 Compared to Six Moths Ended June 30, 2005

Revenues

          Revenues for the six months ended June 30, 2006 were $7.3 million, an increase of $1.1 million or 18% from revenues of $6.2 million for the same period in 2005. The increase in revenues during the first six months of 2006 was caused by higher property sales of $3.4 million, offset by lower log sales of $1.9 million, lower timber deed sales of $0.3 million, and lower other sales of $0.1 million.

          Timber deed sales for the first six months of 2006 were $0.3 million on 2.2 million board feet (“MMBF”), as compared to the same period in 2005, when timber deed sales were $0.6 million on 3.2 MMBF. The average timber deed price was $144 per thousand board feet (“MBF”) during the first six months of 2006, as compared to $179 per MBF for the same period in 2005.

          Log sales for the six months ended June 30, 2006 were $3.3 million on volume of 8.0 MMBF, a decrease of $1.9 million as compared to the same period in 2005 when log sales were $5.2 million on 16.6 MMBF. The average sales price was $418 per MBF for the first six months of 2006, as compared to an average $314 per MBF for the same period in 2005.

          Property sales for the first six months of 2006 were $3.4 million, as compared to none for the same period in 2005.

Gross Profit

          The Company had a gross profit of $1.8 million in the first six months of 2006 as compared to a gross loss of $0.4 million for the same period in 2005. As a percentage of sales, the gross profit was 24% in the 2006 first half and the gross loss was 6% in the 2005 first half.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses, excluding management fees, were $1.3 million in the first half of 2006, compared to $0.7 million in the first half of 2005. An increase in legal fees of $0.7 million was offset by a decrease in professional services of $0.1 million. Management fees remained the same at $1.0 million in the first six months of 2006 and 2005.

Equity in Net Loss of Affiliate

          There was no equity in the net loss of affiliate recognized during the first half of 2006. This amount would reflect the Company’s share of the net loss of an affiliate (AFR) accounted for under the equity method including the amortization of the excess of cost over deficiency in net assets acquired in the Privatization Transaction. Because cumulative losses exceed our investment and we are under no obligation to provide additional funding, we did not recognize any loss in excess of our basis. This compares to equity in net loss of affiliate of $8.0 million in the first half of 2005.

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

Financial Condition and Liquidity

Operating Activities

          Cash flows provided by operating activities during the six months ended June 30, 2006 were $1.4 million, as compared to cash provided by operating activities of $1.3 million during the same period in 2005. The $0.1 million increase is primarily due to the Company’s higher property sales and lower harvesting costs.

Investing Activities

          Cash flows used in investing activities were $1.0 million during the six months ended June 30, 2006, as compared to $0.9 million during the same period in 2005.

Financing Activities

          The agreement governing the Company’s 9-5/8% Senior Notes due 2007 (the “Notes”) contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company’s average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. See the succeeding paragraphs for a discussion of certain litigation against the Company, among others, relating to the Notes. As of June 30, 2006, the Company was not permitted to make any distributions, as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

          Through the first six months of 2006, the Company funded its investing activities from operations and cash on hand.

          Cash required to meet the Company’s debt service continues to be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the Manager’s estimate of the current annual board footage growth on the Company’s timberlands. Prior to the May 15, 2005 interest payment on the Notes, the debt service and, prior to April 2001, quarterly cash distributions had been funded from operations and borrowings. Since May 15, 2005, the Company has not made its interest payments on the Notes. As noted below, the Settlement Agreement and the Plan provide for a payment of an aggregate of $154.3 million in full satisfaction of the Notes, including the principal and accrued interest thereon. On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants’ motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion sto dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee’s motion for partial summary judgment and declaring that an event of default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants’ motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants’ appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants’ interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants’ motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was completed in August 2005 and in October 2005, the Trustee filed its post-trial brief. The Defendants filed their reply brief in November 2005. On February 27, 2006 the Company announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, the Company or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. Due to the pending settlement the post-trial hearing has been adjourned. On August 18, 2006, the Company and Fiber Finance Corp. (together, the “Companies”) reached a final settlement (the resolving all outstanding claims in the ongoing litigation between the Company and the other defendants, and the trustee under the indenture governing the Companies’ 9 5/8% Senior Notes, due 2007 (the “Notes”) without admission of liability by any of the parties. Pursuant to the Settlement Agreement, and with the support of holders of 70.4 % of the

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

outstanding principal amount of the Notes for their prenegotiated plan of reorganization (the “Plan”), on August 18, 2006, the Companies filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). As part of their filing with the Bankruptcy Court, the Companies have filed a plan of reorganization together with a form of disclosure statement for approval by the Bankruptcy Court. The Companies will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

          The Company’s management maintains an adequate system of disclosure controls and procedures to promote the timely identification and reporting of material, relevant information. The Company’s President and Chief Executive Officer and its Vice President and Treasurer meet regularly with members of senior management of the Manager to discuss significant transactions and events affecting the Company’s operations and consider whether topics discussed represent information that should be disclosed under the rules of the SEC. The Audit Committee reviews all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Company’s external auditors and meets with those auditors.

          The Company’s President and Chief Executive Officer and its Vice President and Treasurer are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization.

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

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On December 19, 2003, an action was brought in the Court of Chancery of the State of Delaware in and for New Castle County by the Trustee under the Indenture against the Company, Finance Corp., the Manager, American Forest Resources, LLC, Cascade Resource Holdings Group, LLC, and all of the directors of the Manager as of January 1, 2003 (collectively, the “Defendants”). The complaint alleges that the Company violated the provisions of the Indenture by transferring certain assets to its affiliates, the directors of the Company violated their fiduciary duty to the Company and that the transfers of the assets were fraudulent conveyances and subject to rescission. The Trustee seeks a declaration that the Company has violated the terms of the Indenture, an injunction against the transfer of additional assets out of the ordinary course of business, damages and the imposition of a constructive trust on the assets transferred by the Company to its affiliates. In January 2004, the plaintiff’s motion to schedule a preliminary injunction hearing with respect to further transfers to affiliates and for expedited discovery was denied. In connection with the denial of the plaintiff’s motion, the Company agreed that, through the earlier of December 31, 2004 and the resolution of the lawsuit, it would provide at least thirty days’ notice before entering into any transfer of assets to affiliates, other than payment of management fees. Discovery began in January 2004 and is ongoing. On February 6, 2004, the Defendants filed a motion to dismiss. In May 2004, a hearing was held with respect to Defendants’ motion to dismiss. On May 17, 2004, the Company received a Notice of Default from the Trustee covering certain of the allegations in the complaint. The Defendants responded to the Notice of Default denying the existence of any defaults. On July 29, 2004, the Court of Chancery dismissed the action without prejudice, based on its determination that the Trustee under the Indenture lacked standing under the terms of the Indenture to bring an action against the Defendants because the requisite notice of default and opportunity to cure had not been provided to the Company prior to the time the action was commenced. The Trustee was granted 30 days to file an amended complaint and on August 27, 2004, the Trustee filed its second amended complaint. On October 8, 2004, the Trustee filed a motion for partial summary judgment seeking a declaratory judgment that the Company violated certain provisions of the Indenture by permitting its affiliate to grant security interests in various timberland properties on various dates prior to September 14, 2001. On October 15, 2004, the Defendants filed a motion to dismiss the second amended complaint. On December 23, 2004, the Court of Chancery issued a memorandum opinion granting the Trustee’s motion for partial summary judgment and declaring that an event of default had occurred under the Indenture. On January 13, 2005, the Company received a Notice of Default and Acceleration from the Trustee. On January 21, 2005, the Defendants filed a motion for leave to pursue an interlocutory appeal of the Chancery Court Order granting partial summary judgment. On January 26, 2005, the Court of Chancery granted Defendants’ motion for leave to appeal. On February 10, 2005, the Supreme Court of the State of Delaware accepted Defendants’ appeal. On April 4, 2005, the Trustee filed its third amended complaint. On April 22, 2005, the Defendants filed a motion to dismiss certain counts of the third amended complaint. On June 6, 2005, the Supreme Court of the State of Delaware decided the Defendants’ interlocutory appeal and issued an order vacating the decision of the Court of Chancery granting partial summary judgment to the Trustee and remanding the case to the Court of Chancery for a trial on all of the issues. On July 7, 2005, the Court of Chancery granted in part and denied in part the Defendants’ motion to dismiss certain counts of the third amended complaint. On July 28, 2005, the Trustee issued an Affirmation of the Notice of Default referencing among

INLAND FIBER GROUP, LLC AND SUBSIDIARY
(in thousands)

other things the failure to make the semi-annual interest payment on May 15, 2005. The trial was completed in August 2005 and in October 2005, the Trustee filed its post-trial brief. The Defendants filed their reply brief in November 2005. On February 27, 2006 the Company announced that it reached a tentative agreement with the Trustee for the Notes to resolve the outstanding disputes among the parties. Under the terms of the tentative agreement, the Company or its nominee would purchase all of the outstanding Notes at a price of 69% of the principal amount of the Notes through a pre-negotiated plan of reorganization. Due to the pending settlement the post-trial hearing has been adjourned. On August 18, 2006, the Company and Finance Corp. reached a final settlement (the “Settlement Agreement”) resolving all outstanding claims in the litigation without admission of liability by any of the parties. Pursuant to the Settlement Agreement, and with the support of holders of 70.4 % of the outstanding principal amount of the Notes for their prenegotiated plan of reorganization, on August 18, 2006, the Companies filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). As part of their filing with the Bankruptcy Court, the Companies have filed a plan of reorganization together with a form of disclosure statement for approval by the Bankruptcy Court.

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

Date:	September 21, 2006		INLAND FIBER GROUP, LLC
		By:	/s/ Thomas C. Ludlow Thomas C. Ludlow Vice President and Treasurer (Principal Financial and Accounting Officer)